Form 10QSB
period 1998-03-31
GLB BANCORP INC
filed 1998-06-26
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission File Number 000-24255

                                GLB BANCORP INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Ohio                                                                  31-1529973
-------------------------------------------------------------------------------------------------------------------
 (State or Other Jurisdiction of                                       (I.R.S. Employer Identification No,)
Incorporation of Organization)

        7001 Center Street, Mentor , Ohio                            44060
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                      (Zip Code)

                                 (440) 974-0000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ ] NO [X ]

As of June 3, 1998, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

                                GLB BANCORP INC.

                                TABLE OF CONTENTS

Part I.           Financial Information                                                           Page

Item 1.           Consolidated Financial Statements

                  Consolidated   Statements of Financial Condition                               3
                  as of March 31, 1998 (unaudited)  and
                  March 31, 1997 (unaudited)

                  Consolidated Statements of Income for the three months ended                   4
                  March 31, 1998 (unaudited) and March 31, 1997(unaudited)

                  Consolidated Statements of Cash Flows for the three months                     5
                  ended 5 March 31, 1998 (unaudited) and March 31,
                  1997(unaudited)

                  Notes to unaudited Consolidated Financial Statements                           6

Item 2.           Management's Discussion and Analysis of Financial Conditions                   7
                  and Results of Operations

Part II.          Other Information                                                              9

Signatures                                                                                       11

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (In actual dollars, unaudited)

                                                                             March 31, 1998             March 31, 1997
Assets

Cash and due from banks                                                          $6,841,268                 $2,373,082
Federal Funds sold                                                                6,402,000                  2,275,000

     Total Cash and Cash Equivalents                                             13,243,268                  4,648,082

Investment Securities                                                             1,017,604                  1,143,265
Loans, net of allowance for loan losses                                          54,653,607                 41,734,952
Stock in Federal Home Loan Bank of Cincinnati,cost                                  435,300                    405,300
Premises and equipment, net                                                       2,864,691                  2,595,569
Intangibles, net                                                                    527,444                    557,233
Other assets                                                                        434,203                    460,796

     Total Assets                                                               $73,176,117                $51,545,197
                                                               ============================ ==========================


Liabilities and Shareholder's Equity

Liabilities

Non-interest bearing demand deposits                                            $12,834,520                 $6,376,031
Interest bearing demand deposits                                                  4,520,634                  3,012,203
Savings accounts                                                                 29,776,480                 22,749,230
Certificates                                                                     11,205,831                  7,892,376

     Total Deposits                                                              58,337,465                 40,029,840

Advances from the Federal Home Loan Bank                                          7,500,000                  5,000,000
Accrued expenses and other liabilities                                              400,481                    375,180

     Total Liabilities                                                           66,237,946                 45,405,020

Shareholder's Equity

Common Stock, no par value,
     10,000,000 shares authorized; 638,906 and
           596,342 shares issued and outstanding                                  1,597,265                  1,490,855
Additional paid-in capital                                                        4,973,208                  4,667,642
Accumulated earnings (deficit)                                                      367,698                   (18,320)
     Total Shareholder's Equity                                                   6,938,171                  6,140,177

     Total Liabilities and Shareholder's Equity                                 $73,176,117                $51,545,197
                                                               ============================ ==========================

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                         (In actual dollars, unaudited)

                                                                                       Three Months Ended March 31,

                                                                           1998                        1997
Interest Income:
Loans                                                                            $1,140,840                   $869,580
Federal funds sold                                                                   81,033                     68,244
Investment securities                                                                23,024                     25,630

     Total Interest Income                                                        1,244,897                    963,454

Interest Expense:
Deposits                                                                            452,524                    327,963
FHLB advance                                                                        125,445                     83,836

     Total Interest Expense                                                         577,969                    411,799

     Net Interest Income                                                            666,928                    551,655

Provision for loan losses                                                            30,000                     21,000

     Net Interest Income After Provision                                            636,928                    530,655

Non-Interest Income:
Service charges on demand deposits                                                   33,908                     31,702
Loan fees                                                                            36,108                     52,779
Other service charges and fees                                                       33,212                     37,019
Gain/(loss) on sale of assets                                                        52,391                          0

     Total Non-Interest Income                                                      155,619                    121,500

Non-Interest Expense:
Compensation and related benefits                                                   303,601                    284,274
Office occupancy and equipment, net                                                 112,350                     97,995
Professional fees                                                                    39,540                     10,090
Advertising                                                                          15,358                     15,283
Amortization of intangibles                                                          27,179                     21,741
Ohio franchise tax                                                                   25,434                     21,750
Data processing                                                                      34,790                     21,887
Office supplies and printing                                                         16,733                     14,609
FDIC deposit insurance                                                                1,487                        692
Other operating expense                                                              47,253                     63,964

     Total Non-Interest Expense                                                     623,725                    552,285
     Income Before Federal Income Tax                                               168,822                     99,870
Federal Income Tax Expense (Benefit)                                                 65,840                     38,949
     Net Income                                                                    $102,982                    $60,921
Earnings per share basic and diluted                                                   $.17                       $.10

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In actual dollars, unaudited)

                                                                                       Three Months Ended March 31,

                                                                           1998                        1997
Cash flows from operating activities:
Net income                                                                         $102,982                    $60,921
Adjustments required to reconcile net income to net
 cash provided by operating activities:
Amortization of intangibles                                                          27,179                     21,741
Depreciation                                                                         45,669                     38,680
Premium amortization and discount accretion, net                                        803                       (881)
Net deferred loan origination fees                                                   33,467                        (59)
Loss on sale of securities                                                                0                          0
Gain on sale of loans                                                               (52,391)                         0
Provision for loan losses                                                            30,000                     21,000
Gain on disposal of premises and equipment                                                0                          0
Origination of mortgage servicing rights                                            (22,700)                         0
(Increase)/decrease in other assets                                                  47,903                    (88,063)
Increase/(decrease) in accrued expenses and other
    liabilities                                                                    (290,397)                  (370,375)

     Net cash provided by operating activities:                                     (77,485)                  (317,036)

Cash flows from investing activities:
Purchases of investment securities                                                 (999,107)                  (500,000)
Maturities and payments of investment securities                                  1,600,000                    500,101
Proceeds from sales of investment securities                                              0                          0
Proceeds from sale of loans                                                       3,336,811                          0
Purchase of FHLB stock                                                               (7,600)                    (6,800)
Origination of loans, net of principal collected                                 (4,904,043)                (3,122,222)
Purchases of premises and equipment                                                (264,430)                   (52,554)
Disposals of premises and equipment                                                       0                          0

     Net cash used in investing activities:                                      (1,238,369)                (3,181,475)

Cash flows from financing activities:
Cash proceeds from issuance of common stock                                         480,000                     40,000
Payments for public offering expenses                                               (73,024)                         0
Net increase in deposits                                                          6,325,549                 (2,222,689)
Cash proceeds from FHLB advances                                                          0                          0

     Net cash provided by financing activities                                    6,732,525                 (2,182,689)

Net increase/(decrease) in cash and cash equivalents                              5,416,671                 (5,681,200)
Cash and cash equivalents at beginning of year                                    7,826,597                 10,329,282
Cash and cash equivalents at end of year                                        $13,243,268                 $4,648,082
Supplemental disclosure of cash flow information

                                GLB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

GLB Bancorp, Inc. (the Corporation) is a one-bank holding company that owns all of the outstanding common stock of Great Lakes Bank (the Bank). The Corporation was incorporated under Ohio law in March 1997 with the reorganization of the Bank completed in September 1997.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations and cash flows reported for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the year ending December 31, 1997, contained in the Corporation's 1997 Annual Report and the Company's most recent filing of it's registration statement on May 12, 1998.


Note 2   EARNINGS PER SHARE

Earnings per share is computed in accordance with Statement of Financial Accounting Standards FAS 128. This calculation was based on 623,063 and 594,609 weighted average shares outstanding during the three month periods ended March 31, 1998 and 1997.

                                GLB BANCORP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

                           FORWARD-LOOKING STATEMENTS

This report may contain certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward- looking statements. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions are intended to identify forward-looking statements. The Company's ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Company's market area and the country, loan delinqency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                              FINANCIAL STATEMENTS

The Company's total assets were $73,176,117 at March 31, 1998, compared to $51,545,197 at March 31, 1997, an increase of 41.9%. This increase was primarily the result of an $18.3 million increase in deposits which were used to fund a net increase of $12.9 million in loan growth. In addition $2.5 million was borrowed from the Federal Home Loan Bank of Cincinnati. The remainder of the funds were invested in federal funds sold.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings.

                                CAPITAL RESOURCES

Shareholder's equity was $6,938,171 at March 31, 1998 and $6,140,177 at March 31, 1997, an increase of $797,994 or 13.0%.. The increase is due partially to an increase in net income and partially to stock sales before the Company went public. The Company sold 18,800 shares for cash in a private offering concluded in 1998. Of those 18,800 shares 400 were sold in late 1997 and therefore are included in shares outstanding at December 31, 1997. Additionally, the Company sold 23,764 shares privately in 1998 in exchange for property that will be used for a new branch in 1998. Further, the Board of Directors authorized a 2 for 1 common stock split whereby one additional share of common stock was issued on March 18, 1998 for every share owned of record as of March 17, 1998. This stock split was retroactively restated in the financial statements.

                              RESULTS OF OPERATION

Net Interest Income: GLB BANCORP, INC. (the Company) had net income of $102,982 for the first quarter ended March 31, 1998, compared to $60,921 for the first quarter ended March 31, 1997 which represented a 69.0% increase. The gain was caused primarily by an increase in average earning assets of $14.2 million and increase of non-interest income through gains on the sale of loans to the Federal Home Loan Mortgage Corporation. These increases were offset by an increase in average interest bearing liabilities of 5.5 million and increase in non-interest expense.

Interest Income: Interest income was $1,244,897 for the first quarter ended March 31, 1998, compared to $963,454 for the first quarter ended March 31, 1997, an increase of $281,443 or 29.2%. This increase was due primarily to the increase in average loan balances resulting from increased loan demand.

Interest Expense: Interest expense was $577,969 for the first quarter ended March 31, 1998, compared to $411,799 for the first quarter ended March 31, 1997, an increase of $166,170 or 40.4%. This increase was due primarily to the increase in average deposit balances and the increase in borrowed money from the Federal Home Loan Bank of Cincinnati.

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of nonperforming loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions. The provision for loan losses was $30,000 for the first quarter ended March 31, 1998, compared to $21,000 for the first quarter ended March 31, 1997. The increase in the provision was principally a result of increased loan volume since net loan chargeoffs remain nominal with $5,000 for the first quarter of 1998 and $2,000 for the first quarter of 1997. Additionally, non-performing assets as a percentage of total assets were .21% at March 31, 1998 compared to .26% at March 31, 1997.

Non-Interest Income: Non-interest income was $155,619 for the first quarter ended March 31, 1998 and $121,500 for the first quarter ended March 31, 1997, an increase of $34,119 or 28.1%. This increase was largely due to gain on sale of loans while non-interest income in the March 31, 1997 quarter reflected a larger than normal amount of fees collected on merchant credit cards.

Non-Interest Expense: Non-interest expense was $623,725 for the first quarter ended March 31, 1998 and $552,285 for the first quarter of 1997, an increase of $71,440 or 12.9%. The increase was a result of expenses related to the new branch facility expected to be opened in the third quarter of 1998 and normal first quarter merit raises.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" with an effective date for years beginning after December 15, 1997. It redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. Additionally requiring that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of this statement is not expected to be material to the Company.

                               FUTURE DEVELOPMENTS

Year 2000 Problem: The Company is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, commonly referred to as the "Year 2000 Problem". The Company's primary data processing function is undertaken pursuant to a contract with an electronic data processing firm that services banking institutions nationwide. Based upon ongoing discussions with the Company's electronic data processing provider, the Company currently expects that it's Year 2000 computer compliance will be achieved principally pursuant to that contract. Also confirmations from other outside primary vendors that plans have been developed or are in process by them to address this issue associated with the Year 2000 Problem have been received. The Company does not expect the Year 2000 Problem to materially affect the Company's financial condition or results of operation, and the Company likewise does not expect costs associated with prevention or remediation of the Year 2000 Problem to be material.


                                GLB BANCORP, INC.

                           PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS
                  Not applicable

ITEM 2   -   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Proceeds from the public stock offering were $15.6 million at May 31, 1998 net of expenses with estimated additional proceeds from the over-allotment option exercised by the underwriters, Roney Capital Markets yielding approximately $2.3 million in June 1998. The Company intends to use the $17.9 net proceeds from the Offering, from time to time, to finance its growth strategy, including (i) external growth through selected acquisitions of other community banks (or other financial institutions) and / or branch offices and
(ii) internal growth through the expansion of its existing branch network by opening new branches in selected communities. Prior to any such uses, the net proceeds will be and are invested in high quality, short term, liquid investments. In addition, the Company may contribute up to $1,500,000 of the net proceeds to the Bank to support the Bank's lending activities. All of the foregoing uses are, however, subject to change, and the Company's management will have discretion to employ the net proceeds in any manner management deems to be in the Company's best interest in light of the Company's business strategy and banking industry and economic conditions generally.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES- Not Applicable
ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 17, 1998, the Company held its Annual Meeting of
         Shareholders. Each of the eleven directors were elected to terms expiring in 1999
                  Jerome T. Osborne         For: 241,510      Against: 0        Abstain: 0
                  Richard M. Osborne        For: 241,510      Against: 0        Abstain: 0
                  Richard T. Flenner Jr.    For: 241,510      Against: 0        Abstain: 0
                  James V. Fryan            For: 241,510      Against: 0        Abstain: 0
                  George C. Lott            For: 241,510      Against: 0        Abstain: 0
                  George X. Mechir          For: 241,510      Against: 0        Abstain: 0
                  Marian Rose Nathan        For: 241,510      Against: 0        Abstain: 0
                  Edward R. Pike            For: 241,510      Against: 0        Abstain: 0
                  Thomas J. Smith           For: 241,510      Against: 0        Abstain: 0
                  Joseph T. Svete           For: 241,510      Against: 0        Abstain: 0
                  Thomas E. Wheeler         For: 241,510      Against: 0        Abstain: 0
         The Articles of Incorporation were amended for the purpose of increasing the number of authorized shares of Common Stock, without par value, from 500,000 to 10,000,000 shares.
                  For: 240,510      Against: 600     Abstain: 400
         The Articles of Incorporation were amended for the purpose of authorizing issuance of 2,000,000 shares of Serial Preferred Stock, without par value.
                  For: 241,110      Against: 200     Abstain: 200
         The Company adopted a  Stock Option and Incentive Plan to be completed in 1998.
                  For: 240,910      Against: 200     Abstain: 400

         Ratification of the selection of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1998.
                  For: 241,510      Against: 0       Abstain: 0

ITEM 5   -   OTHER INFORMATION-Not Applicable
ITEM 6  -   EXHIBITS AND REPORTS ON FORM 8-k

         Exhibits
         3        i Articles of Incorporation and Code of Regulations filed as exhibits to Form SB-2 (File No. 333-48387), is incorporated herein by reference.
         4        Not Applicable
         10A      Material Contract: Indenture of Lease dated March 1, 1998
                  between Richard M. Osborne, Trustee, and Great Lakes Bank, for
                  the new branch facility at 50 South Park Place,
                  Painesville,Ohio filed as an exhibit to Form SB-2 (File No.
                  333-48387), is incorporated herein by reference.
         10B      Material Contract: Indenture of Lease dated May 1, 1997
                  between Richard M. Osborne, Trustee, and Great Lakes Bank, for
                  the branch facility at 29933 Euclid Avenue, Wickliffe, Ohio filed as an exhibit to Form SB-2 (File No. 333-48387), is
                  incorporated herein by reference.
         10C      Material Contract: Indenture of Lease dated March 1, 1998
                  between Great Lakes Bank and OsAir for the lease of certain space in the Bank's main office facility at 7001 Center
                  Street, Mentor, Ohio filed as an exhibit to Form SB-2 (File
                  No. 333-48387), is incorporated herein by reference.
         10D      Material Contract: Federal Home Loan Bank of Cincinnati
                  Blanket Agreement for Advances and Security Agreement, dated
                  July 22, 1996 filed as an exhibit to Form SB-2 (File No. 333-
                  48387), is incorporated herein by reference.
         11       Statement re computation of per-share earnings-Not Applicable
         15       Letter re unaudited interim financial statements-Not
                  Applicable
         18       Letter re change in accounting principles-Not Applicable
         19       Report furnished to security holders-Not Applicable
         22       Published report regarding matters submitted to vote of
                  security holders-Not Applicable
         23       Consents of experts and council (excluding accountants)-Not
                  Applicable
         24       Power of Attorney-Not Applicable
         27       Financial Data Schedule

        No report on Form 8-K was filed during the quarter ended March 31, 1998.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLB BANCORP, INC.

By: /s/ Richard T. Flenner, Jr.                               Date:   June 26, 1998
    ---------------------------                                       -------------
           Richard T. Flenner, Jr., President
           Chief Executive Officer and Director



By: /s/ Cheryl J. Mihitsch, Treasurer                         Date:   June 26, 1998
    ---------------------------------                              ----------------
           Cheryl J. Mihitsch
           Principal Financial and Accounting Officer