Form 10QSB
period 1998-06-30
GLB BANCORP INC
filed 1998-08-12
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission File Number 000-24255

                               GLB BANCORP, INC..
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Ohio                                      31-1529973
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No,)
Incorporation of Organization)


            7001 Center Street, Mentor, Ohio                44060
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)          (Zip Code)

                                 (440) 974-0000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES [ X ] NO [   ]

As of June 30, 1998, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS


Part I.           Financial Information                                                         Page
Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Financial Condition                                 3
                  as of June 30, 1998 (unaudited)  and  June 30, 1997 (unaudited)

                  Consolidated Statements of Earnings for the three months and                   4
                  six months ended June 30, 1998 (unaudited) and June 30, 1997
                  (unaudited)

                  Consolidated Statements of Cash Flows for the six months ended                 5
                  June 30, 1998 (unaudited) and June 30, 1997(unaudited)

                  Notes to unaudited Consolidated Financial Statements                           6

Item 2.           Management Discussion and Analysis of Financial Conditions                     7
                  and Results of Operations

Part II.          Other Information                                                              10

Signatures                                                                                       11

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (In actual dollars, unaudited)



                                                                              June 30, 1998              June 30, 1997
Assets


Cash and due from banks                                                          $2,918,168                 $3,359,412
Federal Funds sold                                                               25,993,000                  3,750,000

     Total Cash and Cash Equivalents                                             28,911,168                  7,109,412

Investment Securities Available for Sale                                            116,150                          0
Investment Securities held to maturity                                            1,016,007                  1,144,011
Loans, net of allowance for loan losses                                          55,112,208                 45,994,730
Stock in Federal Home Loan Bank of Cincinnati, cost                                 443,100                    412,600
Premises and equipment, net                                                       2,848,277                  2,641,563
Intangibles, net                                                                    526,243                    535,492
Other assets                                                                        455,069                    545,204

     Total Assets                                                               $89,428,222                $58,383,012
                                                               ============================ ==========================


Liabilities and Shareholder's Equity

Liabilities

Non-interest bearing demand deposits                                             $9,845,932                 $8,651,651
Interest bearing demand deposits                                                  4,926,537                  3,878,391
Savings accounts                                                                 30,007,694                 22,943,158
Certificates                                                                     11,659,432                  8,727,451

     Total Deposits                                                              56,439,595                 44,200,651

Advances from the Federal Home Loan Bank                                          7,500,000                  7,500,000
Accrued expenses and other liabilities                                              473,716                    457,455

     Total Liabilities                                                           64,413,311                 52,158,106

Shareholder's Equity

Common Stock, no par value,
     10,000,000 shares authorized; 2,133,906 and
           596,342 shares issued and outstanding                                  5,334,765                  1,490,855
Additional paid-in capital                                                       19,180,304                  4,667,642
Accumulated Other Comprehensive Income                                                4,188                          0

Retained Earnings                                                                   495,654                     66,409
     Total Shareholder's Equity                                                  25,014,911                  6,224,906

     Total Liabilities and Shareholder's Equity                                 $89,428,222                $58,383,012
                                                               ============================ ==========================

See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                         (In actual dollars, unaudited)


                                                Three Months Ended June 30,            Six Months Ended June 30,

                                                   1998              1997              1998              1997
Interest Income:
Loans                                          $ 1,169,518       $   959,920        $ 2,310,358       $ 1,829,500
Federal funds sold                                 219,249            50,098            300,282           118,342
Investment securities                               22,663            26,145             45,687            51,775

     Total Interest Income                       1,411,430         1,036,163          2,656,327         1,999,617

Interest Expense:
Deposits                                           461,219           342,791            913,743           670,754
FHLB advance                                       126,839            94,013            252,284           177,849

     Total Interest Expense                        588,058           436,804          1,166,027           848,603

     Net Interest Income                           823,372           599,359          1,490,300         1,151,014

Provision for loan losses                           30,000            21,000             60,000            42,000

     Net Interest Income After Provision           793,372           578,359          1,430,300         1,109,014

Non-Interest Income:
Service charges on demand deposits                  42,540            36,631             76,448            68,333
Loan fees                                           38,776            46,151             74,884            98,930
Other service charges and fees                      37,420            34,515             70,632            71,534
Gain/(loss) on sale of assets                       34,759              (827)            87,150              (827)


     Total Non-Interest Income                     153,495           116,470            309,114           237,970

Non-Interest Expense:
Compensation and related benefits                  354,660           277,613            658,261           561,887
Office occupancy and equipment, net                123,269           118,080            235,619           216,075
Professional fees                                   64,483             9,123            104,023            19,213
Advertising                                         16,747            19,768             32,105            35,051
Amortization of intangibles                         20,617            21,741             47,796            43,482
Ohio franchise tax                                  22,545            21,750             47,979            43,500
Data processing                                     34,538            31,336             69,328            53,223
Office supplies and printing                        29,314            16,544             46,047            31,153
FDIC deposit insurance                               1,568             1,340              3,055             2,032
Credit Card processing                              11,387            10,574             21,545            38,142
Other operating expense                             57,371            36,774             94,466            73,170

     Total Non-Interest Expense                    736,499           564,643          1,360,224         1,116,928
     Income Before Federal Income Tax              210,368           130,186            379,190           230,056
Federal Income Tax Expense                          82,412            45,457            148,252            84,406
     Net Income                                $   127,956       $    84,729        $   230,938       $   145,650

Earnings per share basic and diluted           $      0.10       $      0.14        $      0.25       $       .24

See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In actual dollars, unaudited)

                                                               Six Months Ended June 30,
                                                               1998                1997
                                                           ------------        ------------
Cash flows from operating activities:
Net income                                                 $    230,938        $    145,650
Adjustments required to reconcile net income to net
 cash provided by operating activities:
Amortization of intangibles                                      47,796              43,482
Depreciation                                                     92,124              80,580
Premium amortization and discount accretion, net                  2,400              (1,723)
Net deferred loan origination fees                               39,088             (13,789)
Loss on sale of securities                                            0                   0
Proceeds from sale of loans held for sale                     4,753,316                   0
(Gain) or Loss on sale of loans                                 (87,150)                827
Provision for loan losses                                        60,000              42,000
Gain on disposal of premises and equipment                            0                   0
Origination of mortgage servicing rights                        (42,116)                  0
(Increase)/decrease in other assets                              27,036            (172,471)
Increase/(decrease) in accrued expenses and other
    liabilities                                                (217,162)           (288,100)

     Net cash provided by operating activities:               4,906,270            (163,544)

Cash flows from investing activities:
Purchases of investment securities                           (1,115,257)           (500,000)
Maturities and payments of investment securities              1,600,000             500,197
Proceeds from sales of investment securities                          0                   0
Purchase of FHLB stock                                          (15,400)            (14,100)
Origination of loans, net of principal collected             (6,780,010)         (7,390,097)
Purchases of premises and equipment                            (294,471)           (140,448)
Disposals of premises and equipment                                   0                   0

     Net cash used in investing activities:                  (6,605,138)         (7,544,448)

Cash flows from financing activities:
Cash proceeds from issuance of common stock                  19,915,000              40,000
Payments for public offering expenses                        (1,563,428)                  0
Net increase in deposits                                      4,427,679           1,948,122
Net gain /loss on securities                                      4,188                   0
Cash proceeds from FHLB advances                                      0           2,500,000

     Net cash provided by financing activities               22,783,439           4,488,122

Net increase/(decrease) in cash and cash equivalents         21,084,571          (3,219,870)
Cash and cash equivalents at beginning of period              7,826,597          10,329,282
Cash and cash equivalents at end of period                 $ 28,911,168        $  7,109,412

See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.  BASIS OF PRESENTATION

GLB Bancorp, Inc. is a one-bank holding company that owns all of the outstanding common stock of Great Lakes Bank (the Bank). The Corporation, a consolidation of the holding company and the Bank, was incorporated under Ohio law in March 1997 with the reorganization of the Bank completed in September 1997.

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

The results of operations and cash flows reported for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ending December 31, 1997, contained in the Corporation's 1997 Annual Report and the Corporation's most recent filing of it's registration statement on May 12, 1998.


Note 2   EARNINGS PER SHARE

Earnings per share is computed in accordance with Statement of Financial Accounting Standards FAS 128. This calculation was based on 935,006 and 595,475 weighted average shares outstanding for the six months ended June 30, 1998 and 1997, respectively, and 1,267,838 and 595,475 weighted average shares for the three months ended June 30, 1998 and 1997, respectively.

                                GLB BANCORP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

                           FORWARD-LOOKING STATEMENTS

This report may contain certain "forward-looking statements". The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward- looking statements. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions are intended to identify forward-looking statements. The Corporation's ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Corporation's market area and the country, loan delinqency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                              FINANCIAL STATEMENTS

The Corporation's total assets were $89,428,222 at June 30, 1998, compared to $58,383,012 at June 30, 1997, an increase of 53.2%. This increase was primarily the result of an infusion of capital of $17.9 million due to a public offering completed in May 1998. In addition, the company experienced a $12.2 million increase in deposits which were used to fund a net increase of $9.1 million in loan growth. The remainder of the funds were invested in federal funds sold.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings.

                                CAPITAL RESOURCES

Shareholder's equity was $25,014,911 at June 30, 1998 and $6,224,906 at June 30, 1997, an increase of $18,790,005 or 301.9%. The increase is due to a public offering completed in May 1998 which raised $17.9 million in capital.

                              RESULTS OF OPERATION

Net Income: The Corporation had net income of $127,956 for the quarter ended June 30, 1998, compared to $84,729 for the quarter ended June 30, 1997 which represented an increase of $43,227 or 51.0%. Net income for the six month period ended June 30, 1998 was $230,938 compared to $145,650 for the six months ended June 30, 1997 a difference of $85,288 or 58.6%. This increase was due to the increase in average loan balances and the sale of loans in the secondary market plus additional fed fund investment income.

Interest Income: Interest income was $1,411,430 for the quarter ended June 30, 1998, compared to $1,036,163 for the quarter ended June 30, 1997, an increase of $375,267 or 36.2%. Interest income for the six-month period ended June 30, 1998 was $2,656,327 compared to $1,999,617 for the six months ended June 30, 1997, a difference of $656,710 or 32.8%. This increase was due primarily to the increase in federal fund balances from the proceeds of the stock sale.

Interest Expense: Interest expense was $588,058 for the quarter ended June 30, 1998, compared to $436,804 for the quarter ended June 30, 1997, an increase of $151,254 or 34.6%. Interest expense for the six month period ended June 30, 1998 was $1,166,027 compared to $848,603 for the six month period ended June 30, 1997, a difference of $317,424 or 37.4%. The increase was due primarily to the increase in average deposits balances and FHLB advances.

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of nonperforming loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions. The provision for loan losses was $30,000 for the quarter ended June 30, 1998, compared to $21,000 for the quarter ended June 30, 1997. The provision for loan losses was $60,000 for the six month period ended June 30, 1998, compared to $42,000 for the six month period ended June 30, 1997. The increase in the provision was principally a result of increased loan volume since net loan chargeoffs remain nominal with $0 for the quarter ended June 30, 1998 and $5,000 for the quarter ended June
30, 1997. Net loan chargeoffs were $5,000 for the six month period ended June 30, 1998 and $7,000 for the six month period ended June 30, 1997. Additionally, non-performing assets as a percentage of total assets were .18% at June 30, 1998 compared to .20% at June 30, 1997.

Non-Interest Income: Non-interest income was $153,495 for the quarter ended June 30, 1998 and $116,470 for the quarter ended June 30, 1997, an increase of $37,025 or 31.8%. Non-interest income for the six month period ended June 30, 1998 was $309,114 compared to $237,970 for the six month period ended June 30, 1997, an increase of $71,144 or 29.9%. The increase was largely due to gains on the sale of loans in the secondary market and increased service charges paid on demand deposits. The Corporation sells residential loans in the secondary market and delivers shortly after funding. At June 30, 1998, the Corporation had loan commitments to sell approximately $638,000 in the secondary market.

Non-Interest Expense: Non-interest expense was $736,499 for the quarter ended June 30, 1998 and $564,643 for the quarter ended June 30, 1997, an increase of $171,856 or 30.4%. Non interest expense for the six month period ended June 30, 1998 were $1,360,224 compared to $1,116,928 for the six month ended June 30, 1997, an increase of $243,296 or 21.8%. The increase was the result of an increase in professional fees and an increase in compensation due to increased staff to operate our new branches.

Effective tax rate for the six months ended June 30, 1998 was 37% compared to 37.8% for the six month period ended June 30, 1997.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. It requires an entity to report comprehensive income separately from retained earnings and additional paid-in capital. The Corporation's comprehensive income for the six months and three months ended June 30, 1998 and 1997 are as follows:

                                        For the six months ended June 30,
                                             1998           1997
                                             ----           ----

Net Income                                 $230,938       $145,650
Other comprehensive income:
  Unrealized gain on securities
  Available for sale                         $4,188             $0
                                           --------       --------
Accumulated comprehensive income           $235,126       $145,650

                                        For the three months ended June 30,
                                             1998           1997
                                             ----           ----
Net Income                                 $127,956        $84,729
Other comprehensive income:
  Unrealized gain on securities
  Available for sale                         $4,188             $0
                                           --------        -------
Accumulated comprehensive income           $132,144        $84,729


The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" with an effective date for years beginning after December 15, 1997. It redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Corporation's operating segments. Additionally requiring that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of this statement is not expected to be material to the Corporation.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997. This Statement provides for standardized disclosures of benefit plans, dropping some information which is no longer useful (amending FASB Statements No. 87, 88, and 106), and requiring additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and it's resulting designation. This Statement should not be applied retroactively to prior period financial statements. At the present time, the Corporation has not fully analyzed the effect or timing of the adoption of this statement on the Corporation's consolidated statements.

                               FUTURE DEVELOPMENTS

Year 2000 Problem: The Corporation is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, commonly referred to as the "Year 2000 Problem". The Corporation's primary data processing function is undertaken pursuant to a contract with an electronic data processing firm that services banking institutions nationwide. Based upon ongoing discussions with the Corporation's electronic data processing provider, the Company currently expects that it's Year 2000 computer compliance will be achieved principally pursuant to that contract. Also confirmations from other outside primary vendors that plans have been developed or are in process by them to address this issue associated with the Year 2000 Problem have been received. Additionally, the Bank has completed a written customer impact process which documents the Bank's approach to identifying risks from customers who may be affected by the Year 2000 situation. The Bank anticipates having customer impact assessments completed by September 30, 1998. The Corporation does not expect the Year 2000 Problem to materially affect the Corporation's financial condition or results of operation, and the Corporation likewise does not expect costs associated with prevention or remediation of the Year 2000 Problem to be material. The Corporation's current estimate of cost related to this issue is $25,000. This figure is subject to change as we continue the Year 2000 process.


                                GLB BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS-Not applicable

ITEM 2   -   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Proceeds from the public stock offering were $17.9 million net of expenses following the offering made by the underwriters, Roney Capital Markets. The Corporation intends to use the net proceeds from the Offering, from time to time, to finance its growth strategy, including (i) external growth through selected acquisitions of other community banks (or other financial institutions) and / or branch offices and (ii) internal growth through the expansion of its existing branch network by opening new branches in selected communities. Prior to any such uses, the net proceeds will be and are invested in high quality, short term, liquid investments. In addition, the Corporation may contribute up to $1,500,000 of the net proceeds to the Bank to support the Bank's lending activities. All of the foregoing uses are, however, subject to change, and the Corporation's management will have discretion to employ the net proceeds in any manner management deems to be in the Corporation's best interest in light of the Corporation's business strategy and banking industry and economic conditions generally.

ITEM 3  -   DEFAULTS UPON SENIOR SECURITIES- Not Applicable
ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- Not Applicable
ITEM 5  -   OTHER INFORMATION-Not Applicable
ITEM 6  -   EXHIBITS AND REPORTS ON FORM 8-k

         Exhibits
         3      (i) Articles of Incorporation and (ii) by-laws-Not Applicable
         4      Not Applicable
         10     Material Contracts-Not Applicable
         11     Statement re computation of per-share earnings-Not Applicable
         15     Letter re unaudited interim financial statements-Not Applicable
         18     Letter re change in accounting principles-Not Applicable
         19     Report furnished to security holders-Not Applicable
         22     Published report regarding matters submitted to vote of security holders-Not Applicable
         23     Consents of experts and council (excluding accountants)- Not
                Applicable
         24     Power of Attorney-Not Applicable
         27     Financial Data Schedule

     No report on Form 8-K was filed during the quarter ended June 30, 1998.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLB BANCORP, INC.


By: /s/ Richard T. Flenner, Jr.                       Date:     August 12, 1998
    ---------------------------                                 ---------------
        Richard T. Flenner, Jr., President
        Chief Executive Officer and Director



By: /s/ Cheryl J. Mihitsch, Treasurer                 Date:     August 12, 1998
    ---------------------------------                          ----------------
        Cheryl J. Mihitsch
        Principal Financial and Accounting Officer