Form 10QSB
period 1998-09-30
GLB BANCORP INC
filed 1998-11-13
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission File Number 000-24255

                               GLB BANCORP, INC..
             (Exact Name of Registrant as Specified in its Charter)

            Ohio                                        31-1529973
(State or Other Jurisdiction of            (I.R.S. Employer Identification No,)
 Incorporation of Organization)

              7001 Center Street, Mentor, Ohio            44060
          (Address of Principal Executive Offices)      (Zip Code)

                                 (440) 974-0000
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES [ X ] NO [ ]

As of September 30, 1998, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

                           GLB BANCORP, INC.

                           TABLE OF CONTENTS


Part I.      Financial Information                                                 Page

Item 1.      Consolidated Financial Statements

             Consolidated Statements of Financial Condition as of                    3
             September 30, 1998 (unaudited) and September 30, 1997
             (unaudited)

             Consolidated Statements of Earnings for the quarter ended and           4
             nine month period ended September 30, 1998 (unaudited) and
             September 30, 1997 (unaudited)

             Consolidated Statements of Cash Flows for the nine month period         5
             ended September 30, 1998 (unaudited) and September 30,
             1997(unaudited)

             Notes to unaudited Consolidated Financial Statements                    6

Item 2.      Management Discussion and Analysis of Financial Conditions              7
             and Results of Operations

Part II.     Other Information                                                      12

Signatures                                                                          13

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (In actual dollars, unaudited)


                                                September 30, 1998  September 30, 1997
Assets

Cash and due from banks                                $ 2,839,803         $ 2,408,793
Federal Funds sold                                      24,996,000           3,660,000

     Total Cash and Cash Equivalents                    27,835,803           6,068,793

Investment Securities Available for Sale                 2,062,548                   0
Investment Securities Held to Maturity                   2,014,386           1,105,110
Loans, net of allowance for loan losses                 56,198,735          51,879,569
Stock in Federal Home Loan Bank of Cincinnati, cost        451,100             420,100
Premises and equipment, net                              2,651,215           2,645,631
Intangibles, net                                           577,401             513,750
Other assets                                               514,031             510,598

     Total Assets                                      $92,305,219         $63,143,551


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                   $10,577,551         $ 7,467,954
Interest bearing demand deposits                         4,992,166           4,535,894
Savings accounts                                        30,388,404          26,309,562
Certificates                                            12,858,687          10,504,646

     Total Deposits                                     58,816,808          48,818,056

Advances from the Federal Home Loan Bank                 7,500,000           7,500,000
Accrued expenses and other liabilities                     732,155             543,986

     Total Liabilities                                  67,048,963          56,862,042

Shareholders' Equity

Common Stock, no par value,
     10,000,000 shares authorized; 2,133,906 and
           596,342 shares issued and outstanding         5,334,765           1,490,855
Additional Paid-In Capital                              19,152,715           4,667,642
Accumulated Other Comprehensive Income                      47,279                   0
Retained Earnings                                          721,497             123,012
     Total Shareholders' Equity                         25,256,256           6,281,509

     Total Liabilities and Shareholders' Equity        $92,305,219         $63,143,551

   See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
            (In actual dollars, except per share amounts, unaudited)

                                            Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                 1998           1997           1998           1997
Interest Income:
Loans                                       $ 1,195,493    $ 1,059,082    $ 3,505,851    $ 2,888,582
Federal funds sold                              352,715         65,069        652,997        183,411
Investment securities                            38,757         22,745         84,444         74,520

     Total Interest Income                    1,586,965      1,146,896      4,243,292      3,146,513

Interest Expense:
Deposits                                        486,062        396,044      1,399,805      1,066,798
Borrowings                                      128,233        130,357        380,517        308,206

     Total Interest Expense                     614,295        526,401      1,780,322      1,375,004

     Net Interest Income                        972,670        620,495      2,462,970      1,771,509

Provision for loan losses                        30,000         25,000         90,000         67,000

     Net Interest Income After Provision        942,670        595,495      2,372,970      1,704,509

Non-Interest Income:
Service charges on demand deposits               43,427         34,316        119,875        102,649
Loan fees                                        42,650         49,266        117,534        148,196
Other service charges and fees                   40,061         37,643        110,693        109,177
Gain/(loss) on sale of loans                     56,350              0        143,500           (827)

     Total Non-Interest Income                  182,488        121,225        491,602        359,195

Non-Interest Expense:
Compensation and related benefits               355,920        285,065      1,014,181        846,952
Office occupancy and equipment, net             134,083        114,295        369,702        330,370
Professional fees                                61,651         38,165        165,674         57,378
Advertising                                      21,947         19,170         54,052         54,221
Amortization of intangibles                      29,198         21,742         76,994         65,224
Ohio franchise tax                               22,546         21,407         70,525         64,907
Data processing                                  35,567         30,824        104,895         84,047
Office supplies and printing                     28,188         18,518         74,235         49,671
FDIC deposit insurance                            1,706          1,220          4,761          3,252
Credit Card processing                           12,826          7,291         34,371         45,433
Other operating expense                          55,781         52,620        150,247        125,790

     Total Non-Interest Expense                 759,413        610,317      2,119,637      1,727,245
     Income Before Federal Income Taxes         365,745        106,403        744,935        336,459
Federal Income Tax Expense                      139,902         49,800        288,154        134,206
     Net Income                             $   225,843    $    56,603    $   456,781    $   202,253

Earnings per share basic and diluted        $      0.11    $      0.10    $      0.34    $      0.34


See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In actual dollars, unaudited)

                                                           Nine Months Ended September 30,
                                                               1998             1997
Cash flows from operating activities:
Net income                                                $    456,781     $    202,253
Adjustments required to reconcile net income to net
 cash provided by operating activities:
Amortization of intangibles                                     76,994           65,224
Depreciation                                                   143,656          125,178
Premium amortization and discount accretion, net                 4,020              (58)
Net deferred loan origination fees                              34,913          (45,456)
Origination of loans held for sale                          (4,526,480)               0
Proceeds from sale of loans held for sale                    4,669,980                0
(Gain)/loss on sale of loans                                  (143,500)             827
Provision for loan losses                                       90,000           67,000
(Increase) in other assets                                    (154,397)        (137,865)
(Decrease) in accrued expenses and other liabilities           (77,527)        (201,569)

     Net cash provided (used) by operating activities:         574,440           75,534

Cash flows from investing activities:
Purchases of investment securities available for sale       (2,015,269)               0
Purchases of investment securities held to maturity         (1,999,106)        (500,000)
Maturities and payments of securities held to maturity       1,600,000          537,433
Purchase of FHLB stock                                         (23,400)         (21,600)
Origination of loans, net of principal collected            (3,226,197)     (13,268,269)
Purchases of premises and equipment                           (522,679)        (189,114)
Disposals of premises and equipment                            492,542                0

     Net cash used in investing activities:                 (5,694,109)     (13,441,550)

Cash flows from financing activities:
Cash proceeds from issuance of common stock                 19,915,000           40,000
Payments for public offering expenses                       (1,591,017)               0
Net increase in deposits                                     6,804,892        6,565,527
Cash proceeds from FHLB advances                                     0        2,500,000

     Net cash provided by financing activities              25,128,875        9,105,527

Net increase/(decrease) in cash and cash equivalents        20,009,206       (4,260,489)
Cash and cash equivalents at beginning of period             7,826,597       10,329,282
Cash and cash equivalents at end of period                $ 27,835,803     $  6,068,793



See accompanying notes to financial statements

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

The results of operations and cash flows reported for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1997, contained in the Corporation's 1997 Annual Report and the Corporation's most recent filing of it's registration statement on May 12, 1998. The registration statement was filed as part of a public offering to sell 1,300,000 shares of Common Stock with an additional option to sell 195,000 shares of Common Stock to cover over-allotments.


Note 2   EARNINGS PER SHARE

Earnings per share was computed in accordance with Statement of Financial Accounting Standards SFAS No. 128. This calculation was based on 1,340,516 and 595,764 weighted average shares outstanding for the nine month periods ended September 30, 1998 and 1997, respectively, and 2,133,906 and 595,764 weighted average shares for the quarters ended September 30, 1998 and 1997, respectively.

                                GLB BANCORP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

                           FORWARD-LOOKING STATEMENTS

This report may contain certain "forward-looking statements". The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions are intended to identify forward-looking statements. The Corporation's ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Corporation's market area and the country, loan delinqency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward- looking statements and undue reliance should not be placed on such statements.

                        STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $92,305,219 at September 30, 1998, compared to $63,143,551 at September 30, 1997, an increase of 46.2%. This increase was primarily the result of an infusion of capital of $17.9 million due to a public offering completed in May 1998. In addition, the corporation experienced a $9.9 million increase in deposits with continuing customer interest in the passbook savings and business checking products . The public offering funds and new deposit funds were used to fund a net increase of $4.3 million in loan growth. The remainder of the funds were invested in federal funds sold and available for sale investments. In addition, the Corporation sold it's Willoughby Hills branch building of it's bank subsidiary at a gain of $118,804 with a lease -back option. Consequently, other liabilities have increased with this deferred gain of income which will be amortized over the life of the new lease.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation feels it has adequate resources to fund it's required commitments as of September 30, 1998.

                                CAPITAL RESOURCES

Shareholders' equity was $25,256,256 at September 30, 1998 and $6,281,509 at September 30, 1997, an increase of $18,974,747 or 302.1%. The increase is largely due to a public offering completed in May 1998 which raised $17.9 million in capital. This capital increased common stock and paid-in capital ,as well as, increasing net income with the earnings generated from the investment of those funds in federal funds and available for sale investments.

                              RESULTS OF OPERATIONS

Net Income: The Corporation had net income of $225,843 for the quarter ended September 30, 1998, compared to $56,603 for the quarter ended September 30, 1997 which represented an increase of $169,240 or 299.0% . Net income for the nine month period ended September 30, 1998 was $456,781 compared to $202,253 for the nine month period ended September 30, 1997 a difference of $254,528 or 125.8%. This increase was due to the increase in average loan balances and the sale of loans in the secondary market plus additional federal fund investment income. Return on average assets for the nine month period ended September 30, 1998 was 0.75%, compared to 0.47% for the nine month period ended September 30, 1997. Return on average equity for the nine month period ended September 30, 1998 was 3.95%, compared to 4.35% for the nine month period ended September 30, 1997.

Interest Income: Interest income was $1,586,965 for the quarter ended September 30, 1998, compared to $1,146,896 for the quarter ended September 30, 1997, an increase of $440,069 or 38.4%. Interest income for the nine month period ended September 30, 1998 was $4,243,292 compared to $3,146,513 for the nine month period ended September 30, 1997, a difference of $1,096,779 or 34.9%. This increase was due primarily to the increase in federal fund balances from the proceeds of the stock sale and additional loan volume.

Interest Expense: Interest expense was $614,295 for the quarter ended September 30, 1998, compared to $526,401 for the quarter ended September 30, 1997, an increase of $87,894 or 16.7%. Interest expense for the nine month period ended September 30, 1998 was $1,780,322 compared to $1,375,004 for the nine month period ended September 30, 1997, a difference of $405,318 or 29.5%. The increase was due primarily to the increase in average deposit balances.

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of nonperforming loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions. The provision for loan losses was $30,000 for the quarter ended September 30, 1998, compared to $25,000 for the quarter ended September 30, 1997. The provision for loan losses was $90,000 for the nine month period ended September 30, 1998, compared to $67,000 for the nine month period ended September 30, 1997. The increase in the provision was principally a result of increased loan volume with net loan chargeoffs at $31,521 for the quarter ended September 30, 1998 and $3,349 for the quarter ended September 30, 1997. Net loan chargeoffs were $36,768 for the nine month period ended September 30, 1998 and $10,391 for the nine month period ended September 30, 1997. Net loan chargeoffs as a percentage of net loans were 0.07% for the nine month period ended September 30, 1998, and 0.02% for the nine month period ended September 30, 1997. The increase in net loan chargeoffs was a result of two specific loans and does not represent any form of general deterioration in the portfolio as is demonstrated by the non-performing asset ratios. The ratios of non-performing assets as a percentage of total assets were
 .09% at September 30, 1998 compared to .19% at September 30, 1997.

Non-Interest Income: Non-interest income was $182,488 for the quarter ended September 30, 1998 and $121,225 for the quarter ended September 30, 1997, an increase of $61,263 or 50.5%. Non-interest income for the nine month period ended September 30, 1998 was $491,602 compared to $359,195 for the nine month period ended September 30, 1997, an increase of $132,407 or 36.9%. The increase was largely due to gains on the sale of loans in the secondary market with gains for the quarter ended September 30, 1998 of $56,350 and for the nine month period ended September 30, 1998 of $143,500, and increased service charges paid on demand deposits. The Corporation sells residential loans in the secondary market and delivers shortly after funding. At September 30, 1998, the Corporation had loan commitments to sell approximately $1,188,100 in the secondary market.

Non-Interest Expense: Non-interest expense was $759,413 for the quarter ended September 30, 1998 and $610,317 for the quarter ended September 30, 1997, an increase of $149,096 or 24.4%. Non interest expense for the nine month period ended September 30, 1998 were $2,119,637 compared to $1,727,245 for the nine month period ended September 30, 1997, an increase of $392,392 or 22.7%. The increase was the result of an increase in professional fees and an increase in compensation due to increased staff to operate our new branches.

Effective tax rate for the nine month period ended September 30, 1998 was 37% compared to 37.8% for the nine month period ended September 30, 1997.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards , SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. Components of comprehensive income are net income and all other non-owner changes in equity. SFAS No. 130 requires an entity to report other accumulated comprehensive income separately from retained earnings and additional paid-in capital in the financial statements in the equity section . The Corporation's comprehensive income for the nine months and quarters ended September 30, 1998 and 1997 are as follows:



                                            For the nine month period ended September 30,
                                                        1998        1997
                                                        ----        ----

Net Income                                            $456,781    $202,253
Other comprehensive income:
   Unrealized gain on securities
   Available for sale                                 $ 47,279    $      0
                                                      --------    --------
Accumulated comprehensive income                      $504,060    $202,253


                                                 For the quarter ended September 30,
                                                        1998        1997
                                                        ----        ----

Net Income                                            $225,843    $ 56,603
Other comprehensive income:
    Unrealized gain on securities
    Available for sale                                $ 47,279    $      0
                                                      --------    --------
Accumulated comprehensive income                      $273,122    $ 56,603


FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" with an effective date for years beginning after December 15, 1997. It redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Corporation's operating segments. Additionally requiring that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of this statement is not expected to result in additional disclosures for the Corporation.

FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits"which is effective for fiscal years beginning after December 15, 1997. This Statement provides for standardized disclosures of benefit plans, dropping some information which is no longer useful (amending FASB Statements No. 87, 88, and 106), and requiring additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis. This is expected to result in additional disclosures in year-end financial statements.

FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and it's resulting designation. This Statement should not be applied retroactively to prior period fiancial statements. At the present time, the Corporation has not fully analyzed the effect or timing of the adoption of this statement on the Corporation's consolidated statements.

                               FUTURE DEVELOPMENTS

Year 2000 Problem: The Corporation is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, commonly referred to as the "Year 2000 Problem". The Corporation utilizes and is dependent upon data processing systems and software to conduct its business. As with any business, the Corporation also depends upon other businesses to provide products and services, both in the area of information technology and other areas such as security, environmental systems, power and communications. Any failure to properly prepare for the Year 2000 could create service disruptions to customers with resulting adverse impacts to the Corporation's financial condition or results of operations.

This discussion contains some forward looking statements. A forward looking statement may contain words such as "will continue to be", "will be", "continues to", "expect to", "anticipates that", "to be", or "can impact". Management cautions that forward looking statements are subject to risks and uncertainties that could cause the Corporation's actual results to differ materially from those projected in forward looking statements.

State of Readiness: The Corporation has established a Year 2000 planning and implementation process. This process is overseen by a Year 2000 Committee which includes senior management representation and reports monthly to the Board of Directors.

An assessment of the Corporation's software, hardware, environmental and other computer controlled systems has been completed. Mission critical systems, both information and non information technology related, have been identified and prioritized and a written testing plan has been completed providing for the testing of all mission critical systems.

The Corporation has initiated the testing of internal mission critical systems and anticipates that this testing will be substantially completed by December 31, 1998.

The Corporation has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant. Testing of external mission critical systems provided by third parties has also commenced and it is anticipated that this testing will be substantially completed by June 30, 1999.

The Corporation's primary data processing function is undertaken pursuant to a contract with an electronic data processing firm that services banking institutions nationwide. The electronic data processing firm has substantially completed Year 2000 testing and based upon the results of the testing and ongoing discussions, the Corporation currently expects that Year 2000 computer compliance will be achieved principally pursuant to that contract.

The Federal Reserve Bank provides certain services for the Corporation including electronic funds transfers and check processing. The Corporation understands that the Federal Reserve expects its systems to be Year 2000 compliant by the end of 1998 and testing of various services provided by the Federal Reserve is underway.

The Corporation has also surveyed its largest dollar deposit and loan customers to asses the risk posed by these parties and to determine their readiness for Year 2000.

Costs: The Corporation does not expect costs associated with prevention or remediation of the Year 2000 Problem to be material. The Corporation's current estimate of cost related to this issue is $37,000. This figure is subject to change as we continue the Year 2000 process.

In general, the Corporation does not expect the Year 2000 Problem to materially affect the Corporation's financial condition or results of operation.

Year 2000 Risks: The largest general risk to the Corporation concerning Year 2000 is the malfunction of its data processing system. In the event the data processing system does not function properly, the Corporation is prepared to perform functions manually. The Corporation expects that there may be additional risks in the form of temporary and periodic failures in utilities and communications and liquidity problems caused by large cash withdrawals or by reductions in balances on deposit. The Corporation is developing contingency plans to address each of these risks.

Contingency Plans: The Corporation has identified critical business processes that may be affected by the Year 2000 problem and is in the process of developing contingency plans for each identified critical business process. Contingency plans for all critical business processes are scheduled to be completed by March 31, 1998.

The Corporation is prepared to perform functions manually in the event of temporary or short term failures in the primary data processing system, utilities or communications. The Corporation is actively seeking alternative sources of cash and funds to replace possible withdrawals as well as taking steps to insure customer confidence in the Corporation's ability to meet the Year 2000 challenge.

                                GLB BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS-Not applicable

ITEM 2   -   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Proceeds from the public stock offering were $17.9 million net of expenses following the offering made by the underwriters, Roney Capital Markets. The Corporation intends to use the net proceeds from the Offering, from time to time, to finance its growth strategy, including (i) external growth through selected acquisitions of other community banks (or other financial institutions) and / or branch offices and (ii) internal growth through the expansion of its existing branch network by opening new branches in selected communities. Prior to any such uses, the net proceeds will be and are invested in high quality, short term, liquid investments. In addition, the Corporation has contributed $1,500,000 of the net proceeds to the Bank to support the Bank's lending activities. All of the foregoing uses are, however, subject to change, and the Corporation's management will have discretion to employ the net proceeds in any manner management deems to be in the Corporation's best interest in light of the Corporation's business strategy and banking industry and economic conditions generally.

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

               No report on Form 8-K was filed during the quarter ended September  30, 1998.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLB BANCORP, INC.


By: /s/ Richard T. Flenner, Jr.                        Date: November 13, 1998
    ---------------------------                              -----------------
        Richard T. Flenner, Jr., President
        Chief Executive Officer and Director



By: /s/ Cheryl J. Mihitsch, Treasurer                  Date: November 13, 1998
    ---------------------------------                        -----------------
        Cheryl J. Mihitsch
        Principal Financial and Accounting Officer