Form 10KSB40
period 1998-12-31
GLB BANCORP INC
filed 1999-03-30
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

     (Mark One) [X] ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission File Number 000-24255

                               GLB BANCORP, INC.
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

     Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: Common Stock, without par value

Indicate whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ---
Indicate if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $6,551,456.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 24, 1999, 2,133,906 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $16,087,376 upon the trading price of $10.50 per share.

     Documents incorporated by References: Portions of the 1998 Annual report-Part II Portions of the Proxy Statement for the 1998 Annual Meeting (to be filed in April 1999)- Part III

Transitional Small Business Disclosure Format Yes     No X
                                                 ---    ---

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS

                                                            Page No.

         Part I

Item 1.  Description of Business                              3-14

Item 2.  Description of Property                              14

Item 3.  Legal Proceedings                                    14

Item 4.  Submission of Matters to a Vote
           of Security Holders                                15

         Part II

Item 5.  Market for the Registrant's
           Common Stock and Related
           Stockholder Matters                                15

Item 6.  Management Discussion and
           Analysis of Financial Condition
           and Results of Operations                          15

Item 7.  Financial Statements                                 15

Item 8.  Changes In and Disagreements
           with Accountants on Accounting
           and Financial Disclosures                          15

         Part III

Item 9.  Directors, Executive Officers,
           Promoters and Control Persons:
           Compliance With Section 16 (a)
           of the Exchange Act                                16

Item 10 Executive Compensation                                16

Item 11. Security Ownership of Certain
           Beneficial Owners and Management                   16

Item 12. Certain Relationships and
            Related Party Transactions                        16

Item 13. Exhibits and Reports on
            Form 8-K                                          17-20


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS
--------------------------

This report may contain certain "forward-looking statements". GLB Bancorp desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions are intended to identify forward-looking statements. GLB Bancorp's ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in GLB Bancorp's market area and the country, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

GENERAL
-------

         GLB Bancorp, Inc. (the Company) is a one-bank holding company that owns all of the outstanding common stock of Great Lakes Bank (the Bank). The Company was incorporated on March 5, 1997 for the purpose of becoming the holding company for the Bank. The holding company reorganization of the Bank was completed on September 12, 1997. With its main office located at 7001 Center Street, Mentor, Ohio 44060, the Bank is the only commercial bank headquartered in Lake County, Ohio. The Company provides a focused core of banking services, primarily for individuals and small to medium-sized businesses.

         The Company's lending activities focus primarily on secured lending for residential and commercial real estate. Most of the Company's loans are secured by first mortgages or junior mortgages on various types of real estate, including single-family residential, multi-family residential, mixed use, commercial, developed and undeveloped real estate. The Company generally does not offer commercial loans secured exclusively by accounts receivable and inventory.

         The Company offers a broad array of deposit products, including checking and savings accounts and certificates of deposit. Although the Company attempts to be competitive with other financial institutions in its market area, the Company generally sets its interest rates on deposits based on those offered by the leading commercial banks in the area, rather than those offered by the leading thrift institutions.

         The Company also maintains relationships with correspondent banks and other independent financial banking institutions to provide other services as requested by customers, including loan participations in circumstances in which the requested loan amount exceeds the Company's legal lending limit.

ACQUISITION
-----------

         On November 24, 1998, GLB Bancorp, Inc. and Maple Leaf Financial, Inc. (Maple Leaf) signed an Agreement of Affiliation and Plan of Merger, which was later amended December 29, 1998. The Agreement states that GLB Bancorp is to be the acquirer with the anticipated effective date to be sometime in the second quarter of 1999. As of December 31, 1998, Maple Leaf had total assets of $115,145,964. The total consideration to be given for the acquisition is $18,000,000 and 375,000 shares of GLB Bancorp, Inc. common stock. Upon completion of the acquisition, GLB Bancorp, Inc. will account for the transaction as a purchase, in accordance with generally accepted accounting principles.

COMPETITION
-----------

         There are many bank, savings bank, savings association, and credit union offices located within Great Lakes Bank's primary market area. The Bank faces strong competition both in originating loans and in attracting deposits. Some of the competitors offer products and services that are not offered by the Bank. Some of the competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which Great Lakes Bank is subject. Because Great Lakes Bank is a community bank that is considerably smaller than other commercial lenders in the area, the Bank's legal lending limit does not allow it to make commercial loans in amounts many competitors can offer. Great Lakes Bank may from time to time accommodate loan volumes in excess of its lending limit through the sale of participations in loans to other banks.
         Being the only commercial bank headquartered in Lake County, Great Lakes Bank seeks to take competitive advantage of its local orientation. It competes for loans principally through responsiveness to customers and its ability to communicate effectively with them and understand and address their needs. Great Lakes Bank competes for deposits principally by offering customers personal attention, a variety of banking services, attractive rates, and strategically located banking facilities. Great Lakes Bank seeks to provide high quality banking service to professionals and small and mid-sized businesses, as well as individuals, emphasizing quick and flexible responses to customer demands.

LENDING ACTIVITIES
------------------

         Great Lakes Bank is an active lender in Lake and Geauga Counties. The Bank's overall investment philosophy is to lend as much money as possible in the community within appropriate capital and risk limits. The Bank offers customers a variety of loans. While providing residential, commercial, and consumer loans, the Bank specializes in real estate lending with 86.9% of total loans being secured by real estate.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages at December 31, 1998, 1997, and 1996.


                                                                              December 31,
                                             -----------------------------------------------------------------------------
                                                        1998                       1997                      1996
                                             -------------------------  ------------------------ -------------------------
                                                 Amount        Percent       Amount      Percent        Amount     Percent
                                             -------------------------  ------------------------   -----------------------
Type of Loan:
    1-4 family real estate ...............   $ 28,059,900       46.5%   $ 27,705,745       52.2%   $ 20,260,138       52.4%
    Commercial real estate and other .....     23,083,967       38.3%     15,763,306       29.7%     11,563,397       29.9%
    Construction .........................     10,647,521       17.6%      9,837,670       18.5%      7,141,588       18.5%
    Consumer .............................      3,625,487        6.0%      3,995,899        7.5%      3,111,364        8.1%
                                             -----------------------     ----------------------     ----------------------

Total loans ..............................     65,416,875      108.4%     57,302,620      107.9%     42,076,487      108.9%

Less:
    Undisbursed loans in process .........     (4,489,532)      -7.4%     (3,752,865)      -7.1%     (2,996,388)      -7.8%
    Unamortized loan origination fees, net       (114,464)      -0.2%        (49,770)      -0.0%       (131,535)      -0.3%
    Allowance for loan losses ............       (482,418)      -0.8%       (402,534)      -0.8%       (314,893)      -0.8%
                                             -----------------------    -----------------------    -----------------------

Net loans ................................   $ 60,330,461      100.0%   $ 53,097,451      100.0%   $ 38,633,671      100.0%
                                             =================+=====    =======================    =======================

         The following table presents maturity information for the loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                                 Year Ended December 31, 1998
                                           -------------------------------------------------------------------------
                                                            Commercial
                                               1-4 Family  Real Estate
                                              Real Estate    And Other    Construction     Consumer        Total
                                           -------------------------------------------------------------------------

Amount Due:

Due in one year or less ..................             $0    $2,486,285     $2,718,400      $593,764     $5,798,449
Due after one year through five years ....      3,728,853     4,656,109      1,750,303     1,031,776      8,167,041
Due after five years .....................     27,331,047    15,941,573      6,178,818     1,999,947     51,451,385
                                           -------------------------------------------------------------------------

    Total amount due .....................    $28,059,900   $23,083,967    $10,647,521    $3,625,487    $65,416,875
                                           =========================================================----------------

Less:
     Undisbursed loans in process.........                                                               (4,489,532)
     Unamortized loan origination fees, net                                                                (114,464)
     Allowance for loan losses............                                                                 (482,418)
Net loans.................................                                                             ($60,330,461)
                                                                                                     ===============


         The following table shows the dollar amount of all loans due after December 31, 1998 that have predetermined interest rates and the dollar amount of all loans due after December 31, 1998 that have floating or adjustable interest rates.

                                                      December 31, 1998
                                               ---------------------------------------------
                                                               Floating or
                                               Fixed Rates   Adjustable Rates      Total
                                               ---------------------------------------------

1-4 family real estate .....................   $20,046,171      $ 8,013,729      $28,059,900
Commercial real estate and other ...........     4,808,783       18,275,184       23,083,967
Construction ...............................     5,523,138        5,124,383       10,647,521
Consumer ...................................     2,148,225        1,477,262        3,625,487
                                               ---------------------------------------------

Total ......................................   $32,526,317      $32,890,558      $65,416,875
                                               =============================================


         The Bank has been an aggressive residential mortgage lender and continues to assist customers who wish to purchase, construct, or refinance a home. A total of 46.5% of the Bank's loan portfolio is comprised of 1-4 family mortgages. The past year represented the largest mortgage lending year ever for Great Lakes Bank as customers took advantage of lower interest rates to build, purchase and refinance homes. A total of $29,087,080 in mortgage loans were originated during 1998.

         In order to control interest rate risk the Bank is an active seller in the secondary mortgage market. A total of $16,988,949 of mortgage loans were sold during 1998. Although mortgage servicing is usually retained by the Bank to insure better customer service, fixed rate mortgage loans are generally sold.

         As a community bank, Great Lakes Bank also makes "non conforming" mortgage loans that cannot be sold in the secondary market because the loan amount is too large or it doesn't qualify for other reasons such as property type, credit history or documentation requirements. The Bank, utilizing prudent underwriting criteria will generally make these loans on an adjustable rate basis and keep them in the Bank's portfolio. By following this strategy, the Bank is able to control interest rate risk while still providing customers with mortgage money that may not be available elsewhere.

         Construction lending continues to make up a significant portion of the Bank's lending efforts. Great

Lakes Bank offers a variety of construction loan products including "construction/permanent" loans to homeowners, residential construction loans to builders, and commercial construction loans to contractors and business owners. The Bank's commitment to construction lending means increased growth and vitality in the communities the Bank serves as well as profitable, short-term loans that can be converted to mortgages for sale in the secondary market or kept in the Bank's portfolio. Construction loans represent a significant portion of the Bank's overall business.

                                                                 December 31, 1998
                                                          -----------------------------
                                                          Total Dollar          Percent
Type of Construction Loans                                   Amount            of total
                                                          -----------------------------
Residential Construction........................          $5,398,818             50.7%
Builder Loans...................................           2,960,883             27.8%
Commercial Construction.........................           1,515,000             14.2%
Acquisition and Development.....................             772,820              7.3%
                                                         ------------------------------

       Total Construction Loans.................         $10,647,521            100.0%
                                                         ==============================

         Great Lakes Bank is also active in commercial lending. In Lake County, the primary service area, there are numerous small and medium-sized business establishments, including light industrial, manufacturing, retail and service businesses. The Bank makes commercial loans to these enterprises for general business purposes, most of which loans are secured by real estate. Although commercial loans generally bear somewhat more risk than single-family residential mortgage loans, commercial loans tend to be higher yielding, tend to have shorter terms and generally provide for interest-rate adjustments as prevailing rates change. The Bank has been placing more emphasis on its commercial loan products and expects to continue doing so in the future by adding two "Business Bankers" who work specifically with existing and prospective commercial customers.

         Great Lakes Bank is also an active consumer lender offering a variety of installment loan products including auto loans, boat financing, savings secured loans, credit cards and second mortgages. In the area of consumer loans, the Bank has been particularly successful with its "Great Line" product, a home equity line of credit that gives the borrower flexibility and a lower interest rate and provides the Bank with a secured loan that adjusts with market interest rates. During 1998 the Bank began a "teaser rate" promotion for this product to try and increase the use of the Great Line by customers.

         Great Lakes Bank believes that there are significant market opportunities for increased lending within its market area. The Bank will continue to emphasize personal service and flexibility in lending while looking for high quality loans that are properly priced and secured.

                                                                 December 31, 1998
                                                          ------------------------------

                                                          Total Dollar          Percent
Type of Consumer Loans                                       Amount             of total
                                                          ------------------------------

Home Equity Loans...............................          $555,147               15.3%
Home Equity Lines of Credit.....................         1,477,262               40.8%
Automobile Loans................................           718,086               19.8%
Boat Loans......................................            91,225                2.5%
Passbook Loans..................................           120,790                3.3%
Other Secured Consumer Loans....................           350,840                9.7%
Credit Cards and Other Unsecured Consumer Loans.           312,137                8.6%
                                                        ------------------------------

    Total Consumer Loans........................        $3,625,487             100.0%
                                                        ==============================

\
NONPERFORMING LOANS
-------------------

         A loan is considered by Great Lakes Bank to be nonperforming when it is 90 days or more delinquent or, if sooner, when the Bank has determined that repayment of the loan in full is unlikely. Late charges on residential mortgages are assessed if a payment is not received by the 15th day after the due date, and on installment loans, late charges are assessed if a payment is not received by the 10th day following the due date. Immediately thereafter, any borrower whose payment is not received by the proper time is mailed a past due notice. The borrower will be contacted by telephone if the delinquency continues to the 30th day. Late charges generally do not apply to Great Lakes Bank's commercial loans. With payments generally due on the first of each month, a commercial borrower will be contacted if a loan payment has not been received by the tenth day of the month. Credit card statement processing is undertaken by a third party under contract with Great Lakes Bank. Past due notices are generated automatically, depending on the stage of delinquency of the card holder, with charge-offs occurring after 120 days.

         It is the Bank's policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is for a one- to four-family residential dwelling or is well collateralized. There were no loans on nonaccrual status at December 31, 1998 and two loans totaling $82,012 on nonaccrual status at December 31, 1997.

         Impaired loans include all nonaccrual and restructured commercial real estate and other commercial loans. Residential real estate and consumer loans are excluded from the definition of an impaired loan. Loan impairment is measured as the present value of expected future cash flows discounted at the loan's initial interest rate, the fair value of the collateral of an impaired collateral dependent loan or an observable market price. Interest income on impaired loans is recognized on a cash-basis method. Impaired loans totaled $43,881 at December 31, 1997. The total allowance for loan losses related to these impaired loans was $6,582 as of December 31, 1997. There were no impaired loans at December 31, 1998.

         Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances could cause the borrowers to be unable to comply with the existing loan repayment terms at some future date. These potential problem loans totaled approximately $607,748 at December 31, 1998.

         The following table summarizes nonperforming assets by category.

                                                           Year Ended December 31,
                                                   -----------------------------------------
                                                      1998           1997           1996
                                                   -----------    -----------   ------------
1-4 family real estate:
  Nonaccrual ...................................   $         0        $70,047      $  70,047
  Past due 90 days or more .....................             0              0              0
Commercial real estate and other:
  Nonaccrual ...................................             0         11,965              0
  Past due 90 days or more .....................        46,486         31,916              0
Construction:
  Nonaccrual ...................................             0              0              0
  Past due 90 days or more .....................             0              0              0
Consumer:
  Nonaccrual ...................................             0              0          1,299
  Past due 90 days or more .....................           994          1,406              0
                                                   -----------    -----------   ------------



      Total nonperforming loans ................        47,480        115,334         71,346
Other Real Estate owned ........................             0              0              0
                                                   -----------    -----------    -----------
      Total nonperforming assets ...............   $    47,480    $   115,334    $    71,346
                                                   ===========    ===========    ===========

Loans outstanding, net .........................   $60,330,461    $53,097,451    $38,633,671
Allowance for loans losses .....................   $   482,418    $   402,534    $   314,893
Allowance for loan losses to total loans, net ..          0.80%          0.75%          0.81%
Nonperforming loans to total loans, net ........          0.08%          0.22%          0.18%
Nonperforming loans to total assets ............          0.05%          0.17%          0.13%
Allowance for loan losses to nonperforming loans       1,016.0%         349.0%         441.4%

ALLOWANCE FOR LOAN LOSSES
-------------------------

         The amount of the allowance for loan losses is based on management's systematic detailed analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits that have come to management's attention during their ongoing analysis of credit quality, historical loss experience, current and anticipated economic conditions and other factors.

         Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 1998, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. Additionally, as an integral part of the examination process bank regulatory agencies periodically review Great Lakes Bank's allowance for loan losses.

         The following is a summary of Great Lakes Bank's loan loss experience and selected ratios for the periods presented.

                                                          Year Ended December 31,
                                                  -----------------------------------------
                                                      1998           1997            1996
                                                  -----------    -----------   ------------


Allowance for loan losses (beginning of period)   $   402,534    $   314,893    $   238,853

Loans charged off:
    1-4 family real estate ....................             0          1,636              0
    Commercial real estate and other ..........        14,406          4,339              0
    Construction ..............................             0              0              0
    Consumer ..................................        28,478          6,023         12,318
                                                  -----------    -----------    -----------

    Total loans charged off ...................        42,884         11,998         12,318

Recoveries of loans previously charged off:
    1-4 family real estate ....................             0            197              0
    Commercial real estate and other ..........             0              0              0
    Construction ..............................             0              0              0
    Consumer ..................................         2,768          2,442         11,358
                                                  -----------    -----------    -----------

   Total recoveries ...........................         2,768          2,639         11,358
                                                  -----------    -----------    -----------

Net loans charged off .........................        40,116          9,359            960

Provision for loan losses .....................       120,000         97,000         77,000
                                                  -----------    -----------    -----------

Allowance for loan losses (end of period) .....   $   482,418    $   402,534    $   314,893
                                                  ===========    ===========    ===========

Loans outstanding:
Average, net ..................................   $55,649,657    $46,751,096    $32,740,809
End of period, net ............................   $60,330,461    $53,097,451    $38,633,671

Net charge offs to average loans ..............          0.07%          0.02%          0.00%


         With Great Lakes Bank's emphasis on real estate secured lending, delinquencies and chargeoffs are below industry norms. At December 31, 1998, the Bank had 0.1% loans delinquent 90 days or more and during 1998 the total amount of net charge offs represented 0.07% of the Bank's average total loan portfolio. Great Lakes Bank is committed to a conservative, secured approach to lending that will result in continued low charge off rates.

         The following table sets forth the allocation of Great Lakes Bank's allowance for loan losses by category and the percent of loans in each category to total loans at the dates indicated. The portion of the allowance for loan losses allocated to each category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.



                                                                 Year Ended December 31,
                                  -------------------------------------------------------------------------------
                                              1998                      1997                       1996
                                  -------------------------- -------------------------- -------------------------
                                                Percent of                 Percent of                Percent of
                                                 Loans to                   Loans to                  Loans to
                                    Amount     Total Loans      Amount    Total Loans      Amount    Total Loans
                                  -------------------------- -------------------------- -------------------------

Type of loan
    1-4 family real estate ...    $111,052        42.89%     $107,617        48.35%       $79,421       48.16%
    Commercial real estate and     285,094        35.29%      204,827        27.51%       154,261       27.48%
    Construction .............      21,949        16.28%       20,877        17.17%        17,733       16.97%
    Consumer .................      64,323         5.54%       69,236         6.97%        63,478        7.39%
                                  ----------------------------------------------------------------------------
        Total ................    $482,418       100.00%     $402,534       100.00%      $314,893      100.00%
                                  ============================================================================


SECURITIES
----------

         The Company classifies its securities as either held to maturity or available-for-sale. Securities may be in interest-bearing deposits, U. S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. Great Lakes Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Company's investment policy is to limit interest-rate risk. GLB Bancorp's operations independent of Great Lakes Bank consist principally of investments in a small number of financial institutions or holding companies, which investments are treated as available-for-sale and represent less than 5% of the outstanding shares of those institutions or holding companies.

         The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                   Year Ended December 31,
                                          --------------------------------------
                                             1998          1997          1996
                                          ----------    ----------    ----------

Available-for-Sale:

    Equity Securities ................    $2,791,814    $        0    $        0



Held to Maturity:
    U.S. Treasury and other U.S.
    Government agency obligations ....    $2,007,742    $1,614,300    $1,137,485
    Equity Securities ................             0         5,000         5,000
                                          ----------    ----------    ----------
Total ................................    $2,007,742    $1,619,300    $1,142,485
                                          ==========    ==========    ==========


         The following table sets forth the scheduled maturities of held to maturity securities at December 31, 1998.


                                                           Weighted average
                                               Amount            Yield
                                           ------------    -------------

Due in one year or less................        $500,000            5.62%
Due from one year to five years........       1,507,742            5.31%
                                           ------------
    Total..............................      $2,007,742
                                           =============

SOURCES OF FUNDS
----------------
DEPOSITS
--------

         Savings deposits are a major source of funds. Great Lakes Bank offers a number of alternatives for depositors designed to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. The Bank also provides travelers' checks, official checks, money orders, ATM services, and IRA accounts. Great Lakes Bank also offers a large-balance deposit account product known as the "Golden Passbook Account" at an attractive rate of interest for a relatively low minimum balance of $2,500.

         The Bank has also had great success in developing a commercial checking account business. Great Lakes Bank's commercial checking account offers a simple, inexpensive flat rate service fee for most small businesses instead of the complicated "per transaction" method used by many financial institutions.

         The Bank's most substantial deposits were investors Messrs. Jerome T. and Richard M. Osborne, individually and with affiliated companies and immediate family members. Their combined total deposits were approximately $6.7 million as of December 31, 1998, $5.1 million as of December 31, 1997, and $4.4 million as of December 31, 1996.

         The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

                                                                   December 31,
                              ------------------------------------------------------------------------------------------------------
                                           1998                               1997                               1996
                             --------------------------------     -------------------------------    -------------------------------
                                            Average                             Average                           Average
                                Amount      Yield    Percent        Amount      Yield    Percent       Amount     Yield    Percent
                             --------------------------------     -------------------------------    -------------------------------

Noninterest bearing demand
    Deposit.................  $12,886,078     0.00%     18.8%     $ 8,288,832      0.00%    16.0%    $ 6,396,864     0.00%     15.1%

Interest bearing demand
    Deposit ...............     7,154,389     2.23%     10.4%       4,800,162      2.07%     9.2%      4,582,722     2.20%     10.9%
Savings ...................    35,144,171     3.76%     51.2%      27,926,967      3.67%    53.7%     23,371,968     3.58%     55.3%
                             --------------------------------     -------------------------------    -------------------------------

Total Transaction accounts.    55,184,638               80.4%      41,015,961               78.9%     34,351,554               81.3%

Certificates:

4.00% and less ...........         74,665                0.1%          93,493                0.2%        238,341                0.6%
4.01% -- 5.00% ...........      3,556,146                5.2%       2,222,724                4.3%      3,192,395                7.5%
5.01% -- 6.00% ...........      6,652,027                9.7%       5,403,988               10.3%      2,956,980                7.0%
6.01% -- 7.00% ...........      2,170,829                3.1%       2,304,459                4.4%        515,360                1.2%
7.01% -- 8.00% ...........      1,016,821                1.5%         971,291                1.9%        997,899                2.4%
                             --------------------------------     -------------------------------    -------------------------------

Total Certificate accounts     13,470,488     5.62%     19.6%      10,995,955      5.56%    21.1%      7,900,975     5.47%     18.7%
                             --------------------------------     -------------------------------    -------------------------------
Total Deposits ...........    $68,655,126     4.06%    100.0%     $52,011,916      3.95%   100.0%    $42,252,529     3.84%    100.0%
                             ================================     ===============================    ===============================


         The following table sets forth the amount of time deposits that are $100,000 or more, including certificates of deposit, by time remaining until maturity.

                                                        December 31, 1998
                                                        -----------------

             Three months or less...................        $327,902
             Four months through 6 months...........         458,991
             Seven months through 12 months.........       1,803,248
             Over twelve months.....................       1,738,985
                                                           ----------
               Total................................       $4,329,126
                                                           ==========


BORROWINGS
----------

         Deposits and repayment of loan principal are the primary source of funds for the Company's lending activities and other general business purposes. However, during periods when the supply of lendable funds or funds available for general business purposes cannot meet the demand for loans or such general business purposes, the Bank can obtain funds through loans (advances) from the FHLB. The FHLB generally limits advances to 25% of assets with a total borrowing limit of 40% of assets from all borrowing sources. Advances are collateralized by any combination of the following assets and collateralization rates: one- to four-family first mortgage loans, not past due greater than 90 days, pledged on a blanket basis at 150% of the advance amount, specifically identified mortgage loans at 125% of the advance amount and various types of investment and mortgage-backed securities at rates ranging from 101-110% of the advance amount. FHLB stock owned by the Bank is pledged as additional collateral but is not available as primary collateral.


                                                  Year Ended December 31,
                                           -------------------------------------
                                              1998          1997          1996
                                           ----------    ---------     ----------

Maximum amount outstanding:
FHLB ...................................   $9,000,000    $7,500,000    $5,000,000
advances

Average amount of FHLB advances and
other borrowings outstanding ...........    7,512,097     6,410,417     1,363,636

Weighted average interest rate of total
Borrowings based on quarter-end balances         6.76%         6.78%         6.80%



         The following table sets forth certain information as to FHLB advances and other borrowings at the dates indicated.

                                                        December 31,
                   --------------------------------------------------------------------------------------
                               1998                        1997                          1996
                   ---------------------------   -------------------------    ---------------------------
                                    Weighted                     Weighted                     Weighted
                                     Average                     Average                       Average
                      Amount     Interest Rate     Amount    Interest Rate      Amount      Interest Rate
                   ---------------------------   -------------------------    ---------------------------

FHLB advances ..   $9,000,000         6.76%      $7,500,000       6.78%       $5,000,000          6.80%
                   ----------                    ----------
Total borrowings   $9,000,000                    $7,500,000                   $5,000,000
                   ==========                    ==========                   ==========


EMPLOYEES
---------

As of December 31, 1998, the Bank had 47 full-time and 20 part-time employees. None of the Bank's employees are represented by any collective bargaining group. Management considers its employee relations to be good. The Holding Company currently has no paid employees.

REGULATION AND SUPERVISION
--------------------------

         The Company is a bank holding company within the meaning of the Bank Holding Company ("BHC") Act. As such, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Bank of Cleveland. The Company is required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require. The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities.

         The Bank is an Ohio-chartered commercial bank. The deposits of the Bank are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. As a state-chartered, non-member bank, the Bank is primarily regulated by the FDIC and the Division.

         The Company and the Bank are extensively regulated under federal and state law. These federal and state laws are intended to protect depositors, not shareholders. Federal and state laws applicable to bank holding companies and banks regulate, among other things, the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") expanded significantly the authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The FRB and the FDIC have extensive authority to prevent and to remedy unsafe and unsound practices and violations of applicable laws by depository institutions and their holding companies. The agencies may assess civil money penalties, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose such actions.

Bank Holding Company Regulation

         The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHC Act, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the BHC Act. These activities include: operating a savings association, mortgage company, finance company, or credit card company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

         It is the FRB's policy that bank holding companies serve as a source of strength for their subsidiary banking institutions. The FRB considers the adequacy of a bank holding company's capital on essentially the same risk-adjusted basis as capital adequacy is determined by the FDIC at the bank subsidiary level. In the case of a bank holding company with less than $150 million in total consolidated assets, the FRB's regulations provide that the capital adequacy requirements will generally be applied on a bank-only (rather than consolidated) basis. In general, bank holding companies are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and Tier 1 capital (consisting principally of shareholders' equity) of at least 4%. Bank holding companies are also subject to a leverage ratio requirement. The minimum required leverage ratio for the highest rated companies is 3%. The minimum required leverage ratio for all other bank holding companies is 4% or higher.

         As a bank holding company subject to regulation by the FRB, the Company must comply with policy statements issued by the FRB. The FRB's policy statement governing payment of cash dividends provides that a bank holding company should not pay cash dividends on common stock unless (i) the organization's net income for the past year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. For small bank holding companies (those with less than $150 million in assets), the FRB's position is that such companies should not pay dividends so long as they have a debt-to-equity ratio of 1:1 or greater.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company conducts its business at its main office headquartered in Mentor, Ohio and its eight branches located in Lake County (two of which were opened in February 1999). The Company owns four of its offices and leases five offices, including the two newly opened offices. The total net book value of the Company's premises and equipment was $2,704,255 at December 31, 1998. See Note 5 of Notes to Consolidated Financial Statements Exhibit 13.

Listed below are the branches of the Bank and their locations:

            Branch                                Location                             Owned/Leased

Main Office                             7001 Center Street, Mentor                        Owned
Heisley                                 9365 Mentor Avenue, Mentor                        Owned
Painesville Township                    1522 Mentor Avenue, Mentor                        Leased
Wickliffe                               29933 Euclid Avenue, Wickliffe                    Leased
Willoughby                              38600 Lakeshore Boulevard, Willoughby             Owned
Willoughby Hills                        28500 Chardon Road, Willoughby Hills              Leased
Mentor Lakeshore                        7742 Lakeshore Boulevard, Mentor                  Owned
Eastlake                                34580 Lakeshore Boulevard, Eastlake               Leased
Painesville                             58 South Park Place, Painesville                  Leased

ITEM 3.  LEGAL PROCEEDINGS

The nature of the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, any liabilities that may result would not be expected to have a material adverse effect on the consolidated financial statements of the Company. In addition, no proceedings are pending nor are any known to be threatened or contemplated by anyone against the Bank by government authorities or others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

         The Company's common stock is currently traded on the Nasdaq Small Cap Market. The approximate number of shareholders at December 31, 1998 was 197 which does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

         The Company and the Bank have paid no dividends to shareholders in the past nor does the Company anticipate paying any dividends in the near future. The Company's current philosophy to grow through branch expansion and acquisitions has made a limited amount of capital available, particularly with the guidelines established by federal bank regulatory authorities requiring capital levels to be above certain levels and regulatory guidelines which could limit the amounts subsidiaries can pay as dividends and the amount of dividends which holding companies and their subsidiaries may pay.

         The following table shows the high and low sales prices of GLB common stock since public trading of GLB common stock began.

                                                         GLB Common Stock Price
                                                           High           Low
                                                           ----           ---

1998:
          Second Quarter (from May 19, 1998).........      $17.50       $13.25
          Third Quarter..............................      $14.06       $11.00
          Fourth Quarter.............................      $14.75       $10.25



ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis is incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 1998, included here with as Exhibit 13.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements are incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 1998 as Exhibit 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information concerning Directors and Executive officers of the Registrant is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 1999.

ITEM 10. EXECUTIVE COMPENSATION

The information concerning Executive Compensation of the Registrant is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information concerning Certain Relationships and Related Party Transactions of the Registrant is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER            DESCRIPTION

*        2        Agreement of Affiliation and Plan of Merger by and between
                  GLB Bancorp, Inc. and Maple Leaf Financial, Inc. dated as of
                  November 24, 1998, as amended by Amendment to Agreement of
                  Affiliation and Plan of Merger dated as of December 29, 1998
                  (incorporated herein by reference to Appendix A of the
                  Prospectus/Proxy Statement included in part I of GLB Bancorp,
                  Inc's Form S-4 Registration Statement filed on February 4,
                  1999, Commission File No. 333-71771
*        3.a      Amended and Restated Articles of Incorporation of GLB Bancorp,
                  Inc. (incorporated by reference to Exhibit 3.a to the
                  Registration Statement on Form SB-2 filed by GLB Bancorp, Inc.
                  on March 20, 1998, Commission File No. 333-48387)
*        3.b      Code of Regulations, as amended, of GLB Bancorp, Inc.
                  (incorporated by reference to Exhibit 3.b to the Registration
                  Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20,
                  1998, Commission File No. 333-48387)
**       4        Instruments defining the rights of holders
**       9        Voting trust agreement
*        10.a     1998 Stock Option and Incentive Plan of GLB Bancorp, Inc.
                  (incorporated by reference to Exhibit 10.a to the Registration
                  Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20,
                  1998, Commission File No. 333-48387)
*        10.b     Indenture of Lease dated March 1, 1998 between Richard M.
                  Osborned, Trustee, and Great Lakes Bank, for the 58 South Park
                  Place branch (Painesville, Ohio) (incorporated by reference to
                  Exhibit 10.b to the Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No.
                  333-48387)
*        10.c     Indenture of Lease dated May 1, 1997 between Richard M.
                  Osborne, Trustee, and Great Lakes Bank, for the 29933 Euclid
                  Avenue branch (Wickliffe, Ohio) (incorporated by reference to
                  Exhibit 10.c to the Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No.
                  333-48387)
*        10.d     Indenture of Lease dated March 1, 1998 between Great Lakes
                  Bank and OsAir, Inc. for the lease of certain space in Great
                  Lakes Bank's main office facility at 7001 Center Street
                  (Mentor, Ohio) (incorporated by reference to Exhibit 10.d to the Registration Statement on Form SB-2, Amendment No. 1,
                  filed by GLB Bancorp, Inc. on May 1, 1998, Commission File No.
                  333-48387)
*        10.e     Federal Home Loan Bank of Cincinnati Blanket Agreement for
                  Advances and Security Agreement, dated July 22, 1996
                  (incorporated by reference to Exhibit 10.e to the Registration
                  Statement on form SB-2 filed by GLB Bancorp, Inc. on March 20,
                  1998,Commission File No. 333-48387)
*        10.f     Lease Agreement by and between Great Lakes Bank and Collinwood
                  Properties Co., LLC dated September 16, 1998, for the 28500
                  Chardon Road branch (Willoughby Hills, Ohio) (incorporated herein by reference to Exhibit 10.f included in Part II of GLB
                  Bancorp, Inc.'s Form S-4 Registration Statement (Commission
                  File No. 333-71771) filed on February 4, 1999)
*        10.G     Employment Agreement of Betty L. Kimbrew (incorporated herein by reference to Exhibit 10.g included in Part II of GLB
                  Bancorp, Inc.'s Form s-4 Registration Statement (Commission
                  File No. 333-71771) filed on February 4, 1999)


***      11       Statement re: computation of per share earnings
***      13       GLB Bancorp, Inc.'s Annual Report to Shareholders for the year ended December 31, 1998
**       16       Letter on change in certifying accountant
**       18       Letter on change in accounting principles
*        21       Subsidiaries of GLB Bancorp, Inc. (incorporated herein by
                  reference to Exhibit 21 included in Part II of GLB Bancorp,
                  Inc.'s Form S-4 Registration Statement (commission File No.
                  333-71771) filed on February 4, 1999)
**       22       Published report regarding matters submitted to vote
**       23       Consent of experts and counsel
**       24       Power of Attorney
***      27       Financial Data Schedule
*        99       Shareholder Voting Agreement dated as of November 24, 1998
                  (incorporated herein by reference to Exhibit 99.2 included in
                  Part II of GLb Bancorp, Inc.'s Form S-4 Registration Statement
                  (Commission File No. 333-71771) filed on February 4, 1999)

*        Incorporated by reference
**       Not applicable
***      Filed herewith

(b)      Reports on Form 8-K

                  On December 2, 1998, GLB Bancorp, Inc. filed a Form 8-K to report under Item 5 of Form 8-K ("Other Events") the execution of an Agreement of Affiliation and Plan of Merger with Maple
                  Leaf Financial, Inc. dated as of November 24, 1998. A copy of the November 24, 1998 Agreement of Affiliation and Plan of
                  Merger is included as Exhibit 99.2 to the Form 8-K filed on December 2, 1998. The November 24, 1998 Agreement of
                  Affiliation and Plan of Merger was amended as of December 29, 1998. A copy of the Agreement and Plan of Affiliation, as amended, is included as Appendix A of the Prospectus/Proxy
                  Statement included in Part I of GLB Bancorp, Inc.'s Form S-4
                  Registration Statement filed on February 4, 1999,Commission
                  File No. 333-71771.


                                   SIGNATURES

Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           GLB BANCORP, INC.

By: /s/   Richard T. Flenner, Jr.                    Date:   March 16, 1999
          -----------------------                            --------------
         Richard T. Flenner, Jr., President
         (Duly Authorized Representative)

By: /s/   Cheryl J. Mihitsch                         Date:   March 16, 1999
          ------------------                                 --------------
         Cheryl J. Mihitsch, Treasurer
         (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/  Jerome T. Osborne                           Date:   March 16, 1999
         -----------------                                   --------------
         Jerome T. Osborne,
         Chairman of the Board

By: /s/  Richard M. Osborne                          Date:   March 16, 1999
         ------------------                                  --------------
         Richard M. Osborne,
         Vice Chairman of the Board

By: /s/  Richard T. Flenner, Jr.                     Date:   March 16, 1999
         -----------------------                             --------------
         Richard T. Flenner, Jr., Director
         President

By: /s/  George X. Mechir                            Date:   March 16, 1999
         -----------------                                   --------------
         George X. Mechir, Director

By: /s/  George C. Lott                              Date:   March 16, 1999
         --------------                                      --------------
         George C. Lott, Director

By: /s/  Thomas J. Smith                             Date:   March 16, 1999
         ---------------                                     --------------
         Thomas J. Smith, Director

By: /s/  Edward R. Pike                              Date:   March 16, 1999
         --------------                                      --------------
         Edward R. Pike, Director

By: /s/  Joseph T. Svete                             Date:   March 16, 1999
         ---------------                                     --------------
         Joseph T. Svete, Director

By: /s/  Marian Nathan                               Date:   March 16, 1999
         -------------                                       --------------
         Marian Nathan, Director

By: /s/  Thomas Wheeler                              Date:   March 16, 1999
         --------------                                      --------------
         Thomas Wheeler, Director

By: /s/  James V. Fryan                              Date:   March 16, 1999
         --------------                                      --------------
         James V. Fryan, Director
                                       19