Form 10QSB
period 1999-03-31
GLB BANCORP INC
filed 1999-05-12
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

YES [ X ] NO [   ]

As of March 31, 1999, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes____No__X__

                                   GLB BANCORP, INC.

                                   TABLE OF CONTENTS

Part I.      Financial Information                                                    Page

Item 1.      Consolidated Financial Statements

             Consolidated Statements of Financial Condition as of                      3
             March  31, 1999 (unaudited) and December 31, 1998

             Consolidated Statements of Earnings for the three months ended            4
             March 31, 1999 (unaudited) and March 31, 1998 (unaudited)

             Consolidated Statements of Cash Flows for the three months ended          5
             March 31, 1999 (unaudited) and March 31, 1998 (unaudited)

             Notes to Consolidated Financial Statements (unaudited)                    6

Item 2.      Management's Discussion and Analysis of Financial Condition               8
             and Results of Operations

Part II.     Other Information                                                        12

Signatures                                                                            14

                               GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               March 31, 1999          December 31, 1998
Assets                                                          (unaudited)
Cash and due from banks                                            $4,484,180                 $3,606,939
Federal Funds sold                                                 21,506,167                 30,534,573

     Total Cash and Cash Equivalents                               25,990,347                 34,141,512

Securities Available for Sale                                       3,236,915                  2,802,711
Securities Held to Maturity                                         2,006,075                  2,007,742
Loans, net of allowance for loan losses                            67,436,716                 60,330,461
Stock in Federal Home Loan Bank of Cincinnati, cost                   466,900                    459,000
Premises and equipment, net                                         2,813,940                  2,704,255
Intangibles, net                                                      691,885                    692,024
Other assets                                                          819,778                    730,308

     Total Assets                                                $103,462,556               $103,868,013


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                              $10,945,528                $12,886,078
Interest bearing demand deposits                                    6,313,744                  7,154,389
Savings accounts                                                   37,777,272                 35,144,171
Certificates                                                       14,756,908                 13,470,488

     Total Deposits                                                69,793,452                 68,655,126

Advances from the Federal Home Loan Bank                            7,500,000                  9,000,000
Accrued expenses and other liabilities                                714,932                    781,235

     Total Liabilities                                             78,008,384                 78,436,361

Shareholders' Equity

Common Stock, no par value,
     10,000,000 shares authorized; 2,133,906 and
        596,342 shares issued and outstanding                       5,334,765                  5,334,765
Additional Paid-In Capital                                         19,152,715                 19,152,715
Accumulated Other Comprehensive Income (Loss)                        (119,913)                     7,192
Retained Earnings                                                   1,086,605                    936,980
     Total Shareholders' Equity                                    25,454,172                 25,431,652

     Total Liabilities and Shareholders' Equity                  $103,462,556               $103,868,013


See accompanying notes to financial statements.
                                      3

                              GLB BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                                (unaudited)

                                                          Three Months Ended March 31,
                                                           1999                   1998
Interest Income:
Loans                                                  $1,326,597             $1,140,840
Federal funds sold                                        296,137                 81,033
Securities                                                 56,231                 23,024

     Total Interest Income                              1,678,965              1,244,897

Interest Expense:
Deposits                                                  544,637                452,524
Borrowings                                                126,407                125,445

     Total Interest Expense                               671,044                577,969

     Net Interest Income                                1,007,921                666,928

Provision for loan losses                                  30,000                 30,000

     Net Interest Income After Provision                  977,921                636,928

Non-Interest Income:
Service charges on demand deposits                         43,798                 33,908
Loan fees                                                  49,518                 36,108
Other service charges and fees                             33,903                 33,212
Gain on sale of loans                                       8,846                 52,391

     Total Non-Interest Income                            136,065                155,619

Non-Interest Expense:
Compensation and related benefits                         435,503                303,601
Office occupancy and equipment, net                       168,844                112,350
Professional fees                                          27,002                 39,540
Advertising                                                25,922                 15,358
Amortization of intangibles                                24,164                 27,179
Ohio franchise tax                                         38,012                 25,434
Data processing                                            40,233                 34,790
Office supplies and printing                               29,156                 16,733
FDIC deposit insurance                                      1,732                  1,487
Outside services                                           45,148                 26,931
Credit card processing                                     13,790                 10,158
Year 2000 expense                                           5,555                      0
                                                           22,957                 10,164
Other operating expense
     Total Non-Interest Expense                           878,018                623,725
     Income Before Income Tax Expense                     235,968                168,822
Income Tax Expense                                         86,343                 65,840
     Net Income                                          $149,625               $102,982

Earnings per share basic and diluted                        $0.07                  $0.17

    See accompanying notes to financial statements
                                      4

                               GLB BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                   Three Months Ended March 31,
                                                                    1999                    1998
Cash flows from operating activities:
Net income                                                          $149,625             $102,982
Adjustments required to reconcile net income to net
 cash provided by operating activities:
Amortization of intangibles                                           24,164               27,179
Depreciation                                                          61,775               45,669
Premium amortization and discount accretion, net                       1,667                  803
Net deferred loan origination fees                                      (249)              33,467
Origination of loans held for sale                                (1,484,809)          (3,336,811)
Proceeds from sale of loans held for sale                          1,474,453            3,357,350
Gain on sale of loans                                                 (8,846)             (52,391)
Provision for loan losses                                             30,000               30,000
Origination of mortgage servicing rights                             (24,025)             (22,700)
(Increase) decrease in other assets                                  (89,470)              47,903
(Decrease) increase in accrued expenses and other liabilities          1,971             (290,397)

     Net cash provided (used) by operating activities:               136,256              (56,946)

Cash flows from investing activities:
Purchases of securities held to maturity                                   0             (999,107)
Purchases of securities available for sale                          (629,583)                   0
Maturities and payments of securities held to maturity                     0            1,600,000
Purchase of FHLB stock                                                (7,900)              (7,600)
Origination of loans, net of principal collected                  (7,116,804)          (1,587,771)
Purchases of premises and equipment                                 (171,460)            (264,430)


     Net cash used in investing activities:                       (7,925,747)          (1,258,908)

Cash flows from financing activities:
Net proceeds from issuance of common stock                                 0              406,976
Net increase in deposits                                           1,138,326            6,325,549
Cash payment for FHLB advances                                    (1,500,000)                   0

     Net cash provided (used) by financing activities               (361,674)           6,732,525

Net increase (decrease) in cash and cash equivalents              (8,151,165)           5,416,671
Cash and cash equivalents at beginning of period                  34,141,512            7,826,597
Cash and cash equivalents at end of period                       $25,990,347          $13,243,268
Supplemental disclosure of cash flow information
      Interest paid                                                 $662,856             $578,391
      Income taxes paid                                              $75,000             $216,604
Supplemental disclosure of non-cash financing activities
      Issuance of common stock in exchange for property                   $0             $250,000

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

The results of operations and cash flows reported for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1998, contained in the Corporation's 1998 Annual Report and the Corporation's most recent filing of its form 10-KSB.

Note 2.  EARNINGS PER SHARE

Earnings per share was computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128. This calculation has been computed based on the weighted average number of shares outstanding for the quarters ended March 31, 1999 and 1998, respectively, giving consideration to the dilutive effect of incentive stock options.

Earnings per share is calculated as follows:


                              For the quarter ended March 31, 1999
                              Income             Shares          Per share
                              (Numerator)        (Denominator)    Amount
Net Income                        $149,625

Basic EPS
Income available to
  Common Shareholders             $149,625          2,133,906        $0.07

Effect of Dilutive
  Incentive Stock Options               -0-                -0-          -0-

Dilutive EPS
Income available to
 Common Shareholders and
 assumed conversions              $149,625          2,133,906        $0.07

                                   For the quarter ended March 31, 1998
                                   Income            Shares              Per share
                                   (Numerator)       (Denominator)        Amount
Net Income                         $102,982

Basic EPS
Income available to
  Common Shareholders              $102,982          608,940              $0.17

Effect of Dilutive
  Incentive Stock Options                -0-              -0-               -0-

Dilutive EPS
Income available to
 Common Shareholders and
 assumed conversions               $102,982          608,940              $0.17


Note 3.

The Corporation's comprehensive income for the quarters ended March 31, 1999 and 1998 are as follows:

                                                     For the quarter ended March 31,
                                                         1999            1998
                                                         ----            ----
Net Income                                            $149,625          $102,982
Other comprehensive income:
    Change in unrealized gain on securities
    available for sale, net of tax                   ($127,105)               $0
                                                     ----------        ----------
Comprehensive income                                  $ 22,520          $102,982

                               GLB BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

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

                                   ACQUISITION

On November 24, 1998, GLB Bancorp, Inc. and Maple Leaf Financial, Inc. (Maple
Leaf) signed an Agreement of Affiliation and Plan of Merger, which was later amended on December 29, 1998. The Agreement states that GLB Bancorp is to be the acquirer with the anticipated effective date to be sometime in the second quarter of 1999. As of December 31, 1998, Maple Leaf had total assets of $115,145,964. The total consideration to be given for the acquisition is $18,000,000 and 375,000 shares of GLB Bancorp, Inc. common stock. Upon completion of the acquisition, GLB Bancorp, Inc. will account for the transaction as a purchase, in accordance with generally accepted accounting principles.

                        STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $103,462,556 at March 31, 1999, compared to $103,868,013 at December 31, 1998, a decrease of 0.4%. Although total assets experienced a minor decrease, average loans increased 13.6% for the three month period with loans being funded by federal funds.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation feels it has adequate resources to fund it's required commitments as of March 31, 1999.

                                CAPITAL RESOURCES

Shareholders'equity was $25,454,172 at March 31, 1999 and $25,431,652 at December 31, 1998, an increase of 0.1%. Net income for the quarter ended March 31, 1999 of $149,625 was offset by unrealized losses on securities available for sale of $127,105, net of taxes, recorded as a component of accumulated other comprehensive income.

                              RESULTS OF OPERATIONS

Net Income: The Corporation had net income of $149,625 for the quarter ended March 31, 1999, compared to $102,982 for the quarter ended March 31, 1998, an increase of 45.3% . This increase was due to the increase in average loan balances and additional federal fund investment income from the funds generated by the initial public offering in May 1998 . Return on average assets for the quarter ended March 31, 1999 was 0.58%, compared to 0.60% for the quarter ended March 31, 1998. Return on average equity (ROE) for the quarter ended March 31, 1999 was 2.34%, compared to 6.23% for the quarter ended March 31, 1998. The decrease in ROE was due to the additional shareholders' equity generated by the initial public offering in May 1998.

Interest Income: Interest income was $1,678,965 for the quarter ended March 31, 1999, compared to $1,244,897 for the quarter ended March 31, 1998, an increase of 34.9%. This increase was due primarily to the increase in federal fund balances from the proceeds of the stock sale and additional loan volume.

Interest Expense: Interest expense was $671,044 for the quarter ended March 31, 1999, compared to $ 577,969 for the quarter ended March 31, 1998, an increase of 16.1%. This increase was due primarily to the increase in average deposit balances.

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of nonperforming loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $30,000 for the quarters ended March 31, 1999 and 1998.

Non-Interest Income: Non-interest income was $136,065 for the quarter ended March 31, 1999 and $155,619 for the quarter ended March 31, 1998, a decrease of 12.6%. The decrease was largely due to fewer loans being sold in the secondary market causing a decrease of 83.1% in realized gains on sale of loans which was offset somewhat by the 29.2% increase in service charges in demand deposit accounts and the 37.1% increase in loan fees collected.

Non-Interest Expense: Non-interest expense was $878,018 for the quarter ended March 31, 1999 and $623,725 for the quarter ended March 31, 1998, an increase of 40.8%. The increase was the result of an increase in compensation due to increased staff to operate our new branches and annual merit raises. Additionally, non-interest expenses increased due to all of the costs associated with adding new branches; such as supplies, depreciation, marketing, and automation of some of the backoffice daily duties.

The effective tax rate for the quarter ended March 31, 1999 was 36.6% compared to 39.0% for the quarter ended March 31, 1998.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and it's resulting designation. This Statement should not be applied retroactively to prior period fiancial statements. At the present time, the Corporation has not fully analyzed the effect of the adoption of this statement on the Corporation's consolidated statements.

The FASB issued SFAS No. 134, " Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" in October 1998 and is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the secruitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provision of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. The Bank does not currently securitize mortgage loans and retain the mortgage-backed security. Therefore, there is currently no impact on the Corporation consolidated financial statements as a result of the adoption of SFAS No. 134.

                               FUTURE DEVELOPMENTS

YEAR 2000 : The Corporation is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, commonly referred to as the "Year 2000 Problem". The Corporation utilizes and is dependent upon data processing systems and software to conduct its business. As with any business, the Corporation also depends upon other businesses to provide products and services, both in the area of information technology and other areas such as security, environmental systems, power and communications. Any failure to properly prepare for the Year 2000 could create service disruptions to customers with resulting adverse impacts to the Corporation's financial condition or results of operations.

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

The Corporation initiated the testing of internal mission critical systems with this testing being substantially completed by December 31, 1998.

The Corporation has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant. Testing of external mission critical systems provided by third parties has also commenced and it is anticipated that this testing will be substantially completed by June 30, 1999.

The Corporation's primary data processing function is undertaken pursuant to a contract with an electronic data processing firm that services banking institutions nationwide. The electronic data processing firm has substantially completed Year 2000 testing and the Corporation has conducted various tests with the firm to verify the ability to communicate and process valid transactions. Based upon the results of the testing and ongoing discussions, the Corporation currently expects that Year 2000 computer compliance will be achieved principally pursuant to that contract.

The Federal Reserve Bank provides certain services for the Corporation including electronic funds transfers and check processing. The Federal Reserve Bank has substantially completed year 2000 testing and the Corporation has conducted various tests with the Federal Reserve to verify the ability to communicate and process valid transactions.

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

CONTINGENCY PLANS: The Corporation has developed general contingency plans for its core business activities and is in the process of refining and validating these plans. It is anticipated that this process will be substantially complete by June 30, 1999.

The Corporation is prepared to perform functions manually in the event of temporary or short term failures in the primary data processing system, utilities or communications. The Corporation has identified alternative sources of cash and funds to replace possible withdrawals and is taking steps to insure customer confidence in the Corporation's ability to meet the Year 2000 challenge through a variety of informational and educational efforts.

                               GLB BANCORP, INC.
                          PART II - OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS-Not applicable
ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES- Not Applicable
ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- Not Applicable
ITEM 5  -  OTHER INFORMATION-Not Applicable
ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-k

         Exhibits

         2        Plan of acquisition, reorganization, arrangement, liquidation or succession-Not Applicable
         3        (i) Articles of Incorporation and (ii) by-laws-Not Applicable
         4        Not Applicable
         10       Material Contracts-Not Applicable
         11       Statement re computation of per-share earnings
         15       Letter re unaudited interim financial statements-Not
                  Applicable
         18       Letter re change in accounting principles-Not Applicable
         19       Report furnished to security holders-Not Applicable
         22       Published report regarding matters submitted to vote of
                  security holders-Not Applicable
         23       Consents of experts and council-Not Applicable
         24       Power of Attorney-Not Applicable
         27       Financial Data Schedule

                  No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                      12

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLB BANCORP, INC.

By: /s/ Richard T. Flenner, Jr.                              Date:              MAY 12, 1999
    ---------------------------                                                 ------------
       Richard T. Flenner, Jr., President
       Chief Executive Officer and Director

By: /s/ Cheryl J. Mihitsch, Treasurer                        Date:              MAY 12, 1999
    ---------------------------------                                           ------------
       Cheryl J. Mihitsch
       Principal Financial and Accounting Officer

                                      13