Form 10-Q
period 1999-06-30
GLB BANCORP INC
filed 1999-08-12
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
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

As of June 30, 1999, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes____No__X__

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS

Part I.           Financial Information                                                 Page
Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Financial Condition as of                  3
                  June  30, 1999 (unaudited), December 31, 1998, and June 30, 1998
                  (unaudited)

                  Consolidated Statements of Earnings for the three months ended        4
                  June 30, 1999 (unaudited) and June 30, 1998 (unaudited) and the six months ended June 30, 1999 (unaudited) and June 30, 1998
                  (unaudited)

                  Consolidated Statements of Cash Flows for the six months ended        5
                  June 30, 1999 (unaudited) and June 30, 1998 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)                6


Item 2.           Management's Discussion and Analysis of Financial Condition           7
                  and Results of Operations

Part II.          Other Information                                                     11

Signatures                                                                              12



                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                                                     June 30, 1999       Dec. 31, 1998       June 30, 1998
Assets                                                               (unaudited)                             (unaudited)


Cash and due from banks                                              $  6,789,363        $  3,606,939        $  2,918,168
Federal Funds sold                                                     22,548,160          30,534,573          25,993,000

     Total Cash and Cash Equivalents                                   29,337,523          34,141,512          28,911,168

Securities Available for Sale                                           3,207,719           2,802,711             116,150
Securities Held to Maturity                                             2,004,384           2,007,742           1,016,007
Loans, net of allowance for loan losses                                74,675,723          60,330,461          55,112,208
Stock in Federal Home Loan Bank of Cincinnati,                            533,500             459,000             443,100
Premises and equipment, net                                             3,108,350           2,704,255           2,848,277
Intangibles, net                                                          708,394             692,024             526,243
Other assets                                                              934,859             730,308             455,069

     Total Assets                                                    $114,510,452        $103,868,013        $ 89,428,222


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                                 $ 16,193,021        $ 12,886,078        $  9,845,932
Interest bearing demand deposits                                        8,815,192           7,154,389           4,926,537
Savings accounts                                                       38,047,033          35,144,171          30,007,694
Certificates                                                           14,898,776          13,470,488          11,659,432

     Total Deposits                                                    77,954,022          68,655,126          56,439,595

Advances from the Federal Home Loan Bank                               10,500,000           9,000,000           7,500,000
Accrued expenses and other liabilities                                    631,106             781,235             473,716

     Total Liabilities                                                 89,085,128          78,436,361          64,413,311

Shareholders' Equity

Common Stock, no par value,
     10,000,000 shares authorized;
        2,133,906 shares issued and outstanding                         5,334,765           5,334,765           5,334,765
Additional Paid-In Capital                                             19,152,715          19,152,715          19,180,304
Accumulated Other Comprehensive Income (Loss)                            (220,186)              7,192               4,188
Retained Earnings                                                       1,158,030             936,980             495,654
     Total Shareholders' Equity                                        25,425,324          25,431,652          25,014,911

     Total Liabilities and Shareholders' Equity                      $114,510,452        $103,868,013        $ 89,428,222

                 See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                               1999            1998           1999           1998
Interest Income:
Loans                                                      $1,497,502      $1,169,518     $2,824,100     $2,310,358
Federal funds sold                                            257,622         219,249        553,758        300,282
Securities                                                     59,172          22,663        115,394         45,687

     Total Interest Income                                  1,814,296       1,411,430      3,493,252      2,656,327

Interest Expense:
Deposits                                                      572,703         461,219      1,117,340        913,743
Borrowings                                                    143,047         126,839        269,454        252,284

     Total Interest Expense                                   715,750         588,058      1,386,794      1,166,027

     Net Interest Income                                    1,098,546         823,372      2,106,458      1,490,300

Provision for loan losses                                      39,000          30,000         69,000         60,000

     Net Interest Income After Provision                    1,059,546         793,372      2,037,458      1,430,300

Non-Interest Income:
Service charges on demand deposits                             48,907          42,540         92,706         76,448
Loan fees                                                      64,058          38,776        113,576         74,884
Other service charges and fees                                 44,409          37,420         78,320         70,632
Gain on sale of loans                                          16,042          34,759         24,888         87,150


     Total Non-Interest Income                                173,416         153,495        309,490        309,114

Non-Interest Expense:
Compensation and related benefits                             450,562         354,660        886,065        658,261
Office occupancy and equipment, net                           186,613         123,269        355,457        235,619
Professional fees                                              37,626          64,483         64,628        104,023
Advertising                                                    23,028          16,747         48,950         32,105
Amortization of intangibles                                    25,024          20,617         49,188         47,796
Ohio franchise tax                                             38,250          22,545         76,262         47,979
Data processing                                                45,084          34,538         85,317         69,328
Office supplies and printing                                   48,241          29,314         77,397         46,047
FDIC deposit insurance                                          1,949           1,568          3,680          3,055
Outside Services                                               37,298          21,250         68,656         38,023
Credit Card processing                                         19,173          11,387         32,963         21,545
Year 2000 expenses                                             11,945               0         17,499              0
Acquisition expenses                                          158,894               0        158,894              0
Other operating expense                                        32,840          36,121         69,589         56,443

     Total Non-Interest Expense                             1,116,527         736,499      1,994,545      1,360,224
     Income Before Income Tax Expense                         116,435         210,368        352,403        379,190
Income Tax Expense                                             45,010          82,412        131,353        148,252
     Net Income                                            $   71,425      $  127,956     $  221,050     $  230,938
Earnings per share basic and diluted                       $     0.03      $     0.10     $     0.10     $     0.25



                 See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Six Months Ended June 30,
                                                                               1999               1998
Cash flows from operating activities:
Net income                                                                     $    221,050       $   230,938
Adjustments required to reconcile net income to net
 cash provided by operating activities:
Amortization of intangibles                                                          49,189            47,796
Depreciation                                                                        126,047            92,124
Premium amortization and discount accretion, net                                      3,358             2,400
Net deferred loan origination fees                                                   25,210            39,088
Origination of loans held for sale                                               (3,965,951)       (4,753,317)
Proceeds from sale of loans held for sale                                         3,949,129         4,777,824
Gain on sale of loans                                                               (24,888)          (87,150)
Provision for loan losses                                                            69,000            60,000
Origination of mortgage servicing rights                                            (65,559)          (42,116)
(Increase) decrease in other assets                                                (204,551)           27,036
(Decrease) in accrued expenses and other liabilities                                (27,862)         (217,162)

     Net cash provided by operating activities:                                     154,172           177,461

Cash flows from investing activities:
Purchases of securities available for sale                                         (754,653)         (111,962)
Purchases of securities held to maturity                                                  0        (1,003,295)

Maturities and payments of securities held to maturity                                    0         1,600,000
Purchase of FHLB stock                                                              (74,500)          (15,400)
Origination of loans, net of principal collected                                (14,397,762)       (2,047,013)
Purchases of premises and equipment                                                (530,142)         (294,471)


     Net cash  used  in investing activities:                                   (15,757,057)       (1,872,141)

Cash flows from financing activities:
Net proceeds from issuance of common stock                                                0        18,351,572
Net increase in deposits                                                          9,298,896         4,427,679
Proceeds from FHLB advances                                                       1,500,000                 0


     Net cash provided by financing activities                                   10,798,896        22,779,251

Net increase (decrease) in cash and cash equivalents                             (4,803,989)       21,084,571
Cash and cash equivalents at beginning of period                                 34,141,512         7,826,597
Cash and cash equivalents at end of period                                     $ 29,337,523      $ 28,911,168
Supplemental disclosure of cash flow information
      Interest paid                                                            $  1,378,872      $  1,167,649
      Income taxes paid                                                        $    201,000      $    330,604
Supplemental disclosure of non-cash financing activities
      Issuance of common stock in exchange for property                        $          0      $    250,000


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

The results of operations and cash flows reported for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1998, contained in the Corporation's 1998 Annual Report and the Corporation's form 10-KSB filed for December 31, 1998.

Note 2. EARNINGS PER SHARE

Earnings per share was computed based on 2,133,906 and 1,253,906 weighted average number of shares outstanding for the three months ended June 30, 1999 and 1998, respectively, and 2,133,906 and 935,006 weighted average shares for the six months ended June 30, 1999 and 1998, respectively. There was no dilutive effect of incentive stock options.

Note 3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the three months and six months ended June 30, 1999 and 1998 are as follows:


                                                         For the three months ended June 30,
                                                              1999                 1998
                                                             ------               ------
Net Income                                                 $  71,425            $ 127,956
Other comprehensive income:
    Change in unrealized gain on securities
    available for sale, net of tax                          (100,273)               4,188
                                                            --------             --------
Comprehensive income                                       ($ 28,848)           $ 132,144


                                                         For the six months ended June 30,
                                                             1999                 1998
                                                            ------               ------

Net Income                                                $ 221,050            $ 230,938
Other comprehensive income:
    Change in unrealized gain on securities
    available for sale, net of tax                         (227,378)               4,188
                                                           --------            ---------
Comprehensive income                                      ($  6,328)           $ 235,126



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

                                   ACQUISITION

On November 24, 1998, GLB Bancorp, Inc. and Maple Leaf Financial, Inc. (Maple
Leaf) signed an Agreement of Affiliation and Plan of Merger, which was later amended on December 29, 1998. The Agreement stated that GLB Bancorp was to be the acquirer with the anticipated effective date to be sometime in the second quarter of 1999. Prior to the deadline for regulatory approval, the State of Ohio declined the application. Shortly thereafter, GLB Bancorp, Inc. and Maple Leaf Financial, Inc. Board of Directors mutually agreed to end the Agreement of Affiliation and Plan of Merger.

                        STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $114,510,452 at June 30, 1999, compared to $103,868,013 at December 31, 1998, an increase of 10.2%. The increase was the result of loans increasing 23.8% for the six month period funded by deposits which increased 13.5% ,an additional advance, and federal funds.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. Additionally, the Corporation recognizes that the Year 2000 situation may present unique challenges to liquidity resources. The Corporation is conducting a monthly assessment of projected liquidity needs and available liquidity resources. The Corporation feels it has adequate resources to fund it's required commitments as of June 30, 1999 and during the Year 2000 event period.

                                CAPITAL RESOURCES

Shareholders' equity was $25,425,324 at June 30, 1999 and $25,431,652 at December 31, 1998. Net income for the six months ended June 30, 1999 of $221,050 was offset by the change in unrealized losses on securities available for sale of $227,378, net of taxes, recorded as a component of accumulated other comprehensive income.

                              RESULTS OF OPERATIONS

Net Income: The Corporation had net income of $71,425 for the three months ended June 30, 1999, compared to $127,956 for the three months ended June 30, 1998, a decrease of 44.2% . The Corporation had net income of $221,050 for the six months ended June 30, 1999, compared to $230,938 for the six months ended June 30, 1998, a decrease of 4.3%. This decrease was due to the termination of the Maple Leaf Acquisition and the recognition of the acquisition expenses being deferred. Return on average assets (ROA) for the six months ended June 30, 1999 was 0.42%, compared to 0.61% for the six months ended June 30, 1998. Return on average equity (ROE) for the six months ended June 30, 1999 was 1.73%, compared to 4.36% for the six months ended June 30,1998. The decrease from period to period in ROE was due to expensing the acquisition costs. Overall, ROA and ROE are below peer. This is an anticipated result until the profits of the Corporation begin to catch up to its growth. The Corporation has continually opened new branches, in particular two in this year, which in the short term create additional costs, such as compensation, equipment and facility expenses.

Interest Income: Interest income was $1,814,296 for the three months ended June 30,1999, compared to $1,411,430 for the three months ended June 30, 1998, an increase of 28.5%. Interest income for the six months ended June 30, 1999 was $3,493,252 compared to $2,656,327 for the six months ended June 30, 1998, an increase of 31.5%. These increases were due primarily to the increase in federal fund balances from the proceeds of the stock sale which occurred in May 1998 and additional loan volume.

Interest Expense: Interest expense was $715,750 for the three months ended June 30, 1999, compared to $588,058 for the three months ended June 30, 1998, an increase of 21.7%. Interest expense for the six months ended June 30, 1999 was $1,386,794 compared to $1,166,027 for the six months ended June 30, 1998, an increase of 18.9%. This increase was due primarily to the increase in average deposit balances and an additional advance.

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of nonperforming loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $39,000 for the three months ended June 30, 1999 compared to $30,000 for the three months ended June 30, 1998. The provision for loan losses was $69,000 for the six months ended June 30, 1999 compared to $60,000 for the six months ended June 30, 1998. The increase in the provision was principally a result of increased loan volume since net loan chargeoffs remain nominal with $3,674 for the three months ended June 30, 1999 and $0 for the three months ended June 30, 1998. Net loan chargeoffs were $5,865 for the six month period ended June 30, 1998 and $5,000 for the six month period ended June 30, 1998. Additionally, non-performing assets as a percentage of total assets were .11% at June 30, 1999 compared to .18% at June 30, 1998.

Non-Interest Income: Non-interest income was $173,416 for the three months ended June 30, 1999 and $153,495 for the three months ended June 30, 1998, an increase of 13.0%. Non-interest income was $309,490 for the six months ended June 30, 1999 and $309,114 for the six months ended June 30, 1998, an increase of 0.1%. The increase for the three months ended was largely due to the 65.2% increase in loan fees collected on new loan volume. The slight change in the six months ended is due to fewer loans being sold in the secondary market causing a decrease of 71.4% in realized gains on sale of loans which was offset by the 21.3% increase in service charges in demand deposit accounts and the 51.7% increase in loan fees collected.

Non-Interest Expense: Non-interest expense was $1,116,527 for the three months ended June 30, 1999 and $736,499 for the three months ended June 30, 1998, an increase of 51.6%. Non-interest expense was $1,994,545 for the six months ended June 30, 1999 and $1,360,224 for the six months ended June 30, 1998, an increase of 46.6%. The increase was the result of an increase in compensation due to increased staff to operate our new branches and annual merit raises. Non-interest expenses increased due to all of the costs associated with adding new branches; such as supplies, depreciation, marketing, and automation of some of the backoffice daily duties. Additionally, non-interest expenses increased with the expensing of acquisition costs totalling $158,894 and Year 2000 expenses incurred in this year.

The effective tax rate for the six months ended June 30,1999 was 37.3% compared to 39.1% for the six months ended June 30,1998.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999, which was amended by
(SFAS) No. 137 which changed the effective date to June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and it's resulting designation. This Statement should not be applied retroactively to prior period fiancial statements. At the present time, the Corporation does not feel there will be an impact on the Corporation's consolidated financial statements as a result of the adoption of SFAS No.133, as the Corporation does not currently engage in derivative activities.

The FASB issued SFAS No. 134, " Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" in October 1998 and is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the secruitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provision of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. The Bank does not currently securitize mortgage loans and retain the mortgage-backed security. Therefore, there is currently no impact on the Corporation's consolidated financial statements as a result of the adoption of SFAS No. 134.

                               FUTURE DEVELOPMENTS

YEAR 2000: The Corporation is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, commonly referred to as the "Year 2000 Problem". The Corporation utilizes and is dependent upon data processing systems and software to conduct its business. As with any business, the Corporation also depends upon other businesses to provide products and services, both in the area of information technology and other areas such as security, environmental systems, power and communications. Any failure to properly prepare for the Year 2000 could create service disruptions to customers with resulting adverse impacts to the Corporation's financial condition or results of operations.

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

The Corporation has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant. This testing of external mission critical systems provided by third parties was substantially completed by June 30, 1999.

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

The Corporation has also surveyed its largest dollar deposit and loan customers to assess the risk posed by these parties and to determine their readiness for Year 2000.

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

CONTINGENCY PLANS: The Corporation has developed general contingency plans for its core business activities and is in the process of refining and validating these plans. This process was substantially complete by June 30, 1999.

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

The Corporation has completed a Business Resumption Contingency Plan which provides specific procedures to be followed in the event that one or more mission critical systems fail. This Plan includes procedures that will allow the Corporation to continue conducting business in a "manual" or "offline" basis in the event of temporary or short term failures in the primary data processing system, utilities, or communications. The Corporation has completed testing of these "manual" and "offline" procedures at its main office and all branch offices.

The Corporation recognizes that the Year 2000 situation may present unique challenges to liquidity and currency resources. The Corporation is actively involved in a program to insure customer confidence through education and information. The Corporation is conducting a formal monthly assessment of Year 2000 liquidity and currency needs and resources and feels it has adequate resources to meet projected liquidity and currency needs.

                                GLB BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS-Not applicable
ITEM 2   -   CHANGES IN SECURITIES AND USE OF PROCEEDS-Not Applicable
ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES- Not Applicable
ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 18, 1999, the Company held its Annual Meeting of Shareholders. Each of the twelve directors were elected to serve as directors until the 2000 Annual Meeting of Shareholders. **The appointment of these two directors was contingent upon the completion of the acquisition of Maple Leaf Financial, Inc.

         **Howard M. Amster                 For: 1,889,662             Against:0                 Abstain:49,047
         Richard T. Flenner Jr.             For: 1,890,912             Against:0                 Abstain:47,797
         James V. Fryan                     For: 1,891,412             Against:0                 Abstain:47,297
         George C. Lott                     For: 1,889,662             Against:0                 Abstain:49,047
         **Betty L. Kimbrew                 For: 1,890,912             Against:0                 Abstain:47,797
         George X. Mechir                   For: 1,889,912             Against:0                 Abstain:48,797
         Jerome T. Osborne                  For: 1,859,555             Against:0                 Abstain:79,154
         Richard M. Osborne                 For: 1,859,555             Against:0                 Abstain:79,154
         Edward R. Pike                     For: 1,890,412             Against:0                 Abstain:48,297
         Thomas J. Smith                    For: 1,889,812             Against:0                 Abstain:48,897
         Joseph T. Svete                    For: 1,890,312             Against:0                 Abstain:48,397
         Thomas E. Wheeler                  For: 1,890,412             Against:0                 Abstain:48,297

         Ratification of the selection of KPMG Peat Marwick LLP to serve as the
         Company's independent auditors for the fiscal year ending December 31,
         1999.
                                            For: 1,914,855            Against:17,900             Abstain:5,954
         Broker non-votes were zero.
         Total shares equal 2,133,906 with 1,938,709 shares voted and 195,197 shares not-voted.

ITEM 5  -   OTHER INFORMATION-Not Applicable
ITEM 6  -   EXHIBITS AND REPORTS ON FORM 8-k

         Exhibits

         27       Financial Data Schedule

                  No report on Form 8-K was filed during the three months ended June 30, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GLB BANCORP, INC.


By: /s/ Richard T. Flenner, Jr.                        Date:  AUGUST 12, 1999
    ---------------------------                               ---------------
        Richard T. Flenner, Jr., President
        Chief Executive Officer and Director



By: /s/ Cheryl J. Mihitsch, Treasurer                  Date:  AUGUST 12, 1999
    ---------------------------------                         ---------------
        Cheryl J. Mihitsch
        Principal Financial and Accounting Officer