Form 10QSB
period 1999-09-30
GLB BANCORP INC
filed 1999-11-10
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 1999, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes    No X
                                                 ---   ---

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS


Part I. Financial Information                                              Page

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition as of                3
          September 30, 1999 (unaudited), December 31,  1998, and
          September 30, 1998 (unaudited)


          Consolidated Statements of Earnings (unaudited) for the three       4
          months ended September 30, 1999 and September 30, 1998 and the nine months ended September 30, 1999 and September 30,
          1998


          Consolidated Statements of Cash Flows (unaudited) for the nine      5
          months ended September 30, 1999 and September 30, 1998

          Notes to Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis of Financial Condition         7
          and Results of Operations

Part II.  Other Information                                                  11

Signatures                                                                   12

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                       September 30, 1999  December 31, 1998  September 30, 1998

Assets

Cash and due from banks                                  $   4,798,416       $   3,606,939      $   2,839,803
Federal funds sold                                          17,788,678          30,534,573         24,996,000
                                                         -------------       -------------      -------------
     Total Cash and Cash Equivalents                        22,587,094          34,141,512         27,835,803

Securities Available for Sale                                3,652,437           2,802,711          2,062,548
Securities Held to Maturity                                  2,001,824           2,007,742          2,014,386
Loans, net of allowance for loan losses                     82,633,152          60,330,461         56,198,735
Stock in Federal Home Loan Bank of Cincinnati,                 543,200             459,000            451,100
Premises and equipment, net                                  3,172,364           2,704,255          2,651,215
Intangibles, net                                               716,541             692,024            577,401
Other assets                                                   921,083             730,308            514,031
                                                         -------------       -------------      -------------

     Total Assets                                        $ 116,227,695       $ 103,868,013      $  92,305,219
                                                         =============       =============      =============


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                     $  14,893,554       $  12,886,078      $  10,577,551
Interest bearing demand deposits                             8,301,980           7,154,389          4,992,166
Savings accounts                                            41,329,532          35,144,171         30,388,404
Certificates                                                14,950,355          13,470,488         12,858,687
                                                         -------------       -------------      -------------
     Total Deposits                                         79,475,421          68,655,126         58,816,808

Advances from the Federal Home Loan Bank                    10,500,000           9,000,000          7,500,000
Accrued expenses and other liabilities                         735,053             781,235            732,155
                                                         -------------       -------------      -------------
     Total Liabilities                                      90,710,474          78,436,361         67,048,963
                                                         -------------       -------------      -------------

Shareholders' Equity

Common Stock, no par value,
     10,000,000 shares authorized;
        2,133,906 shares issued and outstanding              5,334,765           5,334,765          5,334,765
Additional Paid-In Capital                                  19,152,715          19,152,715         19,152,715
Accumulated Other Comprehensive Income (Loss)                 (347,374)              7,192             47,279

Retained Earnings                                            1,377,115             936,980            721,497
                                                         -------------       -------------      -------------
     Total Shareholders' Equity                             25,517,221          25,431,652         25,256,256
                                                         -------------       -------------      -------------

     Total Liabilities and Shareholders' Equity          $ 116,227,695       $ 103,868,013      $  92,305,219
                                                         =============       =============      =============


          See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                       Three Months Ended September 30, Nine Months Ended September 30,
                                             1999            1998            1999            1998
                                          ----------      ----------      ----------      ----------
Interest Income:
Loans                                     $1,662,002      $1,195,493      $4,486,101      $3,505,851
Federal funds sold                           247,840         352,715         801,599         652,997
Securities                                    64,775          38,757         180,169          84,444
                                          ----------      ----------      ----------      ----------
Total Interest Income                      1,974,617       1,586,965       5,467,869       4,243,292

Interest Expense:
Deposits                                     592,019         486,062       1,709,359       1,399,805
Borrowings                                   172,090         128,233         441,544         380,517
                                          ----------      ----------      ----------      ----------
Total Interest Expense                       764,109         614,295       2,150,903       1,780,322
                                          ----------      ----------      ----------      ----------
Net Interest Income                        1,210,508         972,670       3,316,966       2,462,970


Provision for loan losses                     39,000          30,000         108,000          90,000
                                          ----------      ----------      ----------      ----------

Net Interest Income After Provision        1,171,508         942,670       3,208,966       2,372,970
                                          ----------      ----------      ----------      ----------

Non-Interest Income:

Service charges on demand deposits            57,996          43,427         150,701         119,875
Loan fees                                     61,162          42,650         174,738         117,534
Other service charges and fees                46,381          40,061         124,702         110,693
Gain on sale of loans                         12,933          56,350          37,821         143,500
                                          ----------      ----------      ----------      ----------
Total Non-Interest Income                    178,472         182,488         487,962         491,602


Non-Interest Expense:

Compensation and related benefits            483,535         355,920       1,369,600       1,014,181
Office occupancy and equipment, net          217,475         134,083         572,932         369,702
Professional fees                             31,359          61,651          95,987         165,674
Advertising                                   24,693          21,947          73,643          54,052
Amortization of intangibles                   30,181          29,198          79,369          76,994
Ohio franchise tax                            38,423          22,546         114,685          70,525
Data processing                               49,518          35,567         134,835         104,895
Office supplies and printing                  23,400          28,188         100,797          74,235
FDIC deposit insurance                         1,960           1,706           5,641           4,761
Outside services                              38,129          34,738         106,786          66,319
Credit card processing                        19,598          12,826          52,560          34,371
Year 2000 expenses                             1,052               0          18,552               0
Acquisition expenses                           9,460               0         168,354               0
Other operating expenses                      37,183          21,043         106,769          83,928
                                          ----------      ----------      ----------      ----------
Total Non-Interest Expenses                1,005,966         759,413       3,000,510       2,119,637
                                          ----------      ----------      ----------      ----------

Income Before Income Tax Expense             344,014         365,745         696,418         744,935
Income tax expense                           124,930         139,902         256,283         288,154
                                          ----------      ----------      ----------      ----------
Net Income                                $  219,084      $  225,843      $  440,135      $  456,781
                                          ==========      ==========      ==========      ==========
Earnings per share basic and diluted      $     0.10      $     0.11      $     0.21      $     0.34
                                          ==========      ==========      ==========      ==========


See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                     1999               1998
                                                                                 ------------       ------------



Cash flows from operating activities:
Net income                                                                       $    440,135       $    456,781
Adjustments required to reconcile net income to net cash
   Provided by operating activities:
Amortization of intangibles                                                            79,369             76,994
Depreciation                                                                          194,818            143,656
Premium amortization and discount accretion, net                                        4,981              4,020
Net deferred loan origination fees                                                     22,152             34,913
Origination of loans held for sale                                                 (5,848,151)        (4,526,480)
Proceeds from sale of loans held for sale                                           5,819,734          4,669,980
Gain on sale of loans                                                                 (37,821)          (143,500)
Provision for loan losses                                                             108,000             90,000
Origination of mortgage servicing rights                                             (103,886)          (122,473)
Increase in other assets                                                                  (22)           (31,924)
Decrease in accrued expenses and other liabilities                                    (46,182)           (77,527)
                                                                                 ------------       ------------
   Net cash provided by operating activities:                                         633,127            574,440
                                                                                 ------------       ------------


Cash flows from investing activities:
Purchases of investment securities available for sale                              (1,395,045)        (2,015,269)
Purchases of investment securities held to maturity                                  (499,063)        (1,999,106)
Maturities and payments of securities held to maturity                                500,000          1,600,000
Purchase of FHLB stock                                                                (84,200)           (23,400)
Origination of loans, net of principal collected                                  (22,366,605)        (3,226,197)
Purchases of premises and equipment                                                  (661,875)          (522,679)
Disposals of premises and equipment                                                    (1,052)           492,542
                                                                                 ------------       ------------
   Net cash used in investing activities:                                         (24,507,840)        (5,694,109)
                                                                                 ------------       ------------


Cash flows from financing activities:

Net proceeds from issuance of common stock                                                  0         18,323,983
Net increase in deposits                                                           10,820,295          6,804,892
Cash proceeds from FHLB advances                                                    1,500,000                  0
                                                                                 ------------       ------------
   Net cash provided by financing activities:                                      12,320,295         25,128,875
                                                                                 ------------       ------------


Net increase (decrease) in cash and cash equivalents                              (11,554,418)        20,009,206
Cash and cash equivalents at beginning of period                                   34,141,512          7,826,597
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $ 22,587,094       $ 27,835,803
                                                                                 ============       ============

Supplemental disclosures of cash flow information:
     Interest paid on deposits and borrowings                                    $  2,144,958       $  1,771,404
     Income taxes paid                                                           $    221,000       $    330,604
Supplemental disclosure of non-cash financing activities
     Issuance of common stock in exchange for property                           $          0       $    250,000


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

The results of operations and cash flows reported for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1998, contained in the Corporation's 1998 Annual Report and the Corporation's form 10-KSB filed for December 31, 1998.

Note 2.  EARNINGS PER SHARE

Basic and diluted earnings per share were computed based on 2,133,906 weighted average number of shares outstanding for the three months ended September 30, 1999 and 1998, respectively, and 2,133,906 and 1,340,516 weighted average shares for the nine months ended September 30, 1999 and 1998, respectively.

Note 3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the three months and nine months ended September 30, 1999 and 1998 are as follows:

                                                       For the three months ended September 30,
                                                                1999              1998
                                                              ---------         --------
Net Income                                                     $219,084         $225,843
Other comprehensive income:
    Change in unrealized gain on securities
    available for sale, net of tax                            ( 247,101)          51,467
                                                              ---------         --------
Comprehensive income (loss)                                   ($ 28,017)        $277,310
                                                              =========         ========

                                                         For the nine months ended September 30,
                                                                1999              1998
                                                              ---------         --------
Net Income                                                     $440,135         $456,781
Other comprehensive income:
    Change in unrealized gain on securities
    available for sale, net of tax                             (354,566)          47,279
                                                              ---------         --------
Comprehensive income                                           $ 85,569         $504,060
                                                              =========         ========

                                GLB BANCORP, INC.
           MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

                        STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $116,227,695 at September 30, 1999, compared to $103,868,013 at December 31, 1998, an increase of 11.9%. The increase was the result of loans increasing 37.0% for the nine month period funded by deposits which increased 15.8% ,an additional FHLB advance, and federal funds.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. Additionally, the Corporation recognizes that the Year 2000 situation may present unique challenges to liquidity resources. The Corporation is conducting a monthly assessment of projected liquidity needs and available liquidity resources. The Corporation feels it has adequate resources to fund it's required commitments as of September 30, 1999 and during the Year 2000 event period.

                                CAPITAL RESOURCES

Shareholders' equity was $25,517,221 at September 30, 1999 and $25,431,652 at December 31, 1998. Net income for the nine months ended September 30, 1999 of $440,135 was offset by the change in unrealized gains on securities available for sale of $354,566, net of taxes, recorded as a component of accumulated other comprehensive income.

                              RESULTS OF OPERATIONS

Net Income: The Corporation had net income of $219,084 for the three months ended September 30, 1999, compared to $225,843 for the three months ended September 30, 1998, a decrease of 3.0%. The Corporation had net income of $440,135 for the nine months ended September 30, 1999, compared to $456,781 for the nine months ended September 30, 1998, a decrease of 3.6%. This decrease was due to the termination of the Maple Leaf Acquisition and the recognition of the acquisition expenses being deferred and the expansion of our branch network with new offices opening this year. Return on average assets (ROA) for the nine months ended September 30, 1999 was 0.54%, compared to 0.75% for the nine months ended September 30, 1998. Return on average equity (ROE) for the nine months ended September 30, 1999 was 2.30%, compared to 3.95% for the nine months ended September 30,1998. The decrease from period to period in ROE was due to expensing the acquisition costs. Overall, ROA and ROE are below peer. This is an anticipated result until the profits of the Corporation begin to catch up to its growth. The Corporation has continually opened new branches, in particular two in early spring and one scheduled for a grand opening October 30, 1999, which in the short term create additional costs, such as compensation, equipment and facility expenses, and data processing expenses.

Interest Income: Interest income was $1,974,617 for the three months ended September 30,1999, compared to $1,586,965 for the three months ended September 30, 1998, an increase of 24.4%. Interest income for the nine months ended September 30, 1999 was $5,467,869 compared to $4,243,292 for the nine months ended September 30, 1998, an increase of 28.9%. These increases were due primarily to the increase in federal fund balances from the proceeds of the stock sale which occurred in May 1998 and additional loan volume. In managing it's loan portfolio, the Corporation has decided to place a higher emphasis on commercial lending (increasing it's commercial loans by 78.8% from $22,070,882 at September 30, 1998 to $39,243,508 at September 30, 1999) in order to raise it's yield on interest-earning assets and stay competitive with other community banks. While commercial lending often presents higher risk of loss, the Corporation continues to secure most of its commercial loans with mortgages on real estate.

Interest Expense: Interest expense was $764,109 for the three months ended September 30, 1999, compared to $614,295 for the three months ended September 30, 1998, an increase of 24.4%. Interest expense for the nine months ended September 30, 1999 was $2,150,903 compared to $1,780,322 for the nine months ended September 30, 1998, an increase of 20.8%. This increase was due primarily to the increase in average deposit balances and an additional advance. As the Corporation increases it's branch network through out Lake County with conveniently located offices, it is adding new customers and their deposit dollars.

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of nonperforming loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $39,000 for the three months ended September 30, 1999 compared to $30,000 for the three months ended September 30, 1998. The provision for loan losses was $108,000 for the nine months ended September 30, 1999 compared to $90,000 for the nine months ended September 30, 1998. The increase in the provision was principally a result of increased loan volume since net loan chargeoffs remain nominal with $994 for the three months ended September 30, 1999 and $31,522 for the three months ended September 30, 1998. Net loan chargeoffs were $6,859 for the nine month period ended September 30, 1999 and $36,768 for the nine month period ended September 30, 1998. Additionally, non-performing assets as a percentage of total assets were .11% at September 30, 1999 compared to .18% at September 30, 1998.

Non-Interest Income: Non-interest income was $178,472 for the three months ended September 30, 1999 and $182,488 for the three months ended September 30, 1998, a decrease of 2.2%. Non-interest income was $487,962 for the nine months ended September 30, 1999 and $491,602 for the nine months ended September 30, 1998, a decrease of 0.7%. The decrease for the three months ended and the nine months ended was due to fewer loans being sold in the secondary market causing a decrease of 73.6% in realized gains on sale of loans which was offset by the 25.7% increase in service charges in demand deposit accounts and the 48.7% increase in loan fees collected for the nine month period.

Non-Interest Expense: Non-interest expense was $1,005,966 for the three months ended September 30, 1999 and $759,413 for the three months ended September 30, 1998, an increase of 32.5%. Non-interest expense was $3,000,510 for the nine months ended September 30, 1999 and $2,119,637 for the nine months ended September 30, 1998, an increase of 41.6%. The increase was the result of an increase in compensation due to increased staff to operate our new branches and the increased costs associated with adding new branches; such as supplies, depreciation, marketing, and automation of some of the backoffice daily duties. Additionally, non-interest expenses increased with the expensing of acquisition costs totalling $168,354 and Year 2000 expenses totaling $18,552 incurred in this year. The Corporation estimates $ 9, 000 of additional Year 2000 expenses.

The effective tax rate for the nine months ended September 30,1999 was 36.8% compared to 38.7% for the nine months ended September 30,1998.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities' with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999, which was amended by (SFAS) No. 137 which changed the effective date to June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and it's resulting designation. This Statement should not be applied retroactively to prior period fiancial statements. At the present time, the Corporation does not feel there will be an impact on the Corporation's consolidated financial statements as a result of the adoption of SFAS No.133, as the Corporation does not currently engage in derivative activities.

The FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" in October 1998 and is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the secruitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provision of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. The Bank does not currently securitize mortgage loans and retain the mortgage-backed security. Therefore, there is currently no impact on the Corporation's consolidated financial statements as a result of the adoption of SFAS No. 134.

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

Costs: The Corporation does not expect costs associated with prevention or remediation of the Year 2000 Problem to be material. The Corporation's current estimate of cost related to this issue is approximately $28,000. This figure is subject to change as we continue the Year 2000 process.

In general, the Corporation does not expect the Year 2000 Problem to materially affect the Corporation's financial condition or results of operation.

Year 2000 Risks: The largest general risk to the Corporation concerning Year 2000 is the malfunction of its data processing system. In the event the data processing system does not function properly, the Corporation is prepared to perform functions manually. The Corporation expects that there may be additional risks in the form of temporary and periodic failures in utilities and communications, liquidity problems caused by large cash withdrawals or by reductions in balances on deposit, and potential delinquency or losses caused by borrowers not being able to repay loans as a result of Year 2000 problems they may encounter.

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

                                GLB BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS-Not applicable
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-Not Applicable
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- Not Applicable
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-Not Applicable
ITEM 5 - OTHER INFORMATION-Not Applicable
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-k

         Exhibits

         27  Financial Data Schedule

             No report on Form 8-K was filed during the three months ended September 30, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GLB BANCORP, INC.


By:   /s/ Richard T. Flenner, Jr.                  Date: November 10, 1999
    ----------------------------------------             -------------------
           Richard T. Flenner, Jr., President
           Chief Executive Officer and Director



By:   /s/ Cheryl J. Mihitsch                       Date: November 10, 1999
  ------------------------------------------             -------------------
           Cheryl J. Mihitsch
           Principal Financial and Accounting Officer