Form 10KSB40
period 1999-12-31
GLB BANCORP INC
filed 2000-03-29
CIK 1054538

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

(440) 974-0000
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12 (b) of the Act: NONE
Securities registered pursuant to Section 12 (g) of the Act: Common Stock, without par value

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X_ No___

Indicate if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer’s revenues for the most recent fiscal year. $8,241,364.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 22, 2000, 2,133,906 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $12,356,669 upon the trading price of $8.25 per share.

Documents incorporated by References:
Portions of the 1999 Annual report-Part II
Portions of the Proxy Statement for the 2000 Annual Meeting (to be filed in March 2000)- Part III

Transitional Small Business Disclosure Format Yes____No_X_

GLB BANCORP, INC.

		Page No.

	Part I
Item 1.	Description of Business	3-15

Item 2.	Description of Property	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

	Part II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	16

Item 6.	Management Discussion and Analysis of Financial Condition and Results of Operations	16

Item 7.	Financial Statements	16

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures	16

	Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16 (a) of the Exchange Act	17

Item 10	Executive Compensation	17

Item 11.	Security Ownership of Certain Beneficial Owners and Management	17

Item 12.	Certain Relationships and Related Party Transactions	17

Item 13.	Exhibits and Reports on Form 8-K	17-20

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

      This report may contain certain “forward-looking statements”. GLB Bancorp desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. The words “believe”, “expect”, “anticipate”, “estimate”, “project”, and similar expressions are intended to identify forward-looking statements. GLB Bancorp’s ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in GLB Bancorp’s market area and the country, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

      The Company’s lending activities focus primarily on secured lending for residential and commercial real estate. Most of the Company’s loans are secured by first mortgages or junior mortgages on various types of real estate, including single-family residential, multi-family residential, mixed use, commercial, developed and undeveloped real estate. The Company generally does not offer commercial loans secured exclusively by accounts receivable and inventory.

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

      The Company also maintains relationships with correspondent banks and other independent financial banking institutions to provide other services as requested by customers, including loan participations in circumstances in which the requested loan amount exceeds the Company’s legal lending limit.

Merger Termination

      On November 24, 1998, GLB Bancorp, Inc. and Maple Leaf Financial, Inc. (Maple Leaf) signed an Agreement of Affiliation and Plan of Merger, which was later amended December 29, 1998. In the third quarter of 1999, GLB Bancorp Inc. and Maple Leaf Financial, Inc. terminated the agreement agreeing that it was in the best interests of both companies and their shareholders. GLB Bancorp, Inc. incurred $168,354 in pre-tax expenses in 1999 related to the proposed merger and its termination.

Competition

      There are many bank, savings bank, savings association, and credit union offices located within Great Lakes Bank’s primary market area. The Bank faces strong competition both in originating loans and in attracting deposits. Some of the competitors offer products and services that are not offered by the Bank. Some of the competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which Great Lakes Bank is subject. Because Great Lakes Bank is a community bank that is considerably smaller than other commercial lenders in the area, the Bank’s legal lending limit does not allow it to make commercial loans in amounts many competitors can offer. Great Lakes Bank may from time to time accommodate loan volumes in excess of its lending limit through the sale of participations in loans to other banks.

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

Lending Activities

      Great Lakes Bank is an active lender in Lake and Geauga Counties. The Bank’s overall investment philosophy is to lend as much money as possible in the community within appropriate capital and risk limits. The Bank offers customers a variety of loans. While providing residential, commercial, and consumer loans, the Bank specializes in real estate lending with 87.0% of total loans being secured by real estate.

      Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages at December 31, 1999, 1998, and 1997.

	December 31,

	1999		1998		1997

	Amount	Percent	Amount	Percent	Amount	Percent

Type of Loan:

Residential real estate	$37,053,118	42.4%	$28,059,900	46.5%	$27,705,745	52.2%

Residential construction	5,250,015	6.1%	5,398,818	8.9%	6,384,980	12.0%

Commercial real estate and other	34,904,601	39.9%	23,083,967	38.3%	15,763,306	29.7%

Commercial construction	10,182,301	11.6%	5,248,703	8.7%	3,452,690	6.5%

Consumer	5,658,611	6.5%	3,625,487	6.0%	3,995,899	7.5%

Total loans	93,048,646	106.5%	65,416,875	108.4%	57,302,620	107.9%

Less:

Undisbursed loans in process	(4,885,876)	-5.7%	(4,489,532)	-7.4%	(3,752,865)	-7.0%

Unamortized loan origination fees, net	(124,897)	-0.1%	(114,464)	-0.2%	(49,770)	-0.1%

Allowance for loan losses	(625,371)	-0.7%	(482,418)	-0.8%	(402,534)	-0.8%

Net loans	$87,412,502	100%	$60,330,461	100%	$53,097,451	100.0%

      The following table presents maturity information for the loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

	Year Ended December 31, 1999

			Commercial
	Residential	Residential	Real Estate	Commercial
	Real Estate	Construction	And Other	Construction	Consumer	Total

Amount Due:

Due in one year or less	$1,314,476	$0	$6,391,264	$4,330,628	$954,634	$12,991,002

Due after one year through five years	725,476	0	6,715,811	912,947	1,173,216	9,527,450

Due after five years	35,013,166	5,250,015	21,797,526	4,938,726	3,530,761	70,530,194

Total amount due	$37,053,118	$5,250,015	$34,904,601	$10,182,301	$5,658,611	$93,048,646

Less:

Undisbursed loans in process						(4,885,876)

Unamortized loan origination fees, net						(124,897)

Allowance for loan losses						(625,371)

Net loans						($87,412,502)

      The following table shows the dollar amount of all loans due after December 31, 1999 that have predetermined interest rates and the dollar amount of all loans due after December 31, 1999 that have floating or adjustable interest rates.

	December 31, 1999

		Floating or
	Fixed Rates	Adjustable Rates	Total

Residential real estate	$25,431,608	$11,621,510	$37,053,118

Residential construction	3,609,503	1,640,512	5,250,015

Commercial real estate and other	6,920,147	27,984,454	34,904,601

Commercial construction	2,843,628	7,338,673	10,182,301

Consumer	2,872,171	2,786,440	5,658,611

Total	$41,677,057	$51,371,589	$93,048,646

      In order to control interest rate risk the Bank is an active seller in the secondary mortgage market. Fixed rate mortgage loans are generally sold. Total proceeds from the sale of mortgage loans during 1999 were $6,304,064. Mortgage servicing is usually retained by the Bank to insure better customer service.

      As a community bank, Great Lakes Bank also makes “non conforming” mortgage loans that cannot be sold in the secondary market because the loan amount is too large or it doesn’t qualify for other reasons such as property type, credit history or documentation requirements. The Bank, utilizing prudent underwriting criteria will generally make these loans on an adjustable rate basis and keep them in the Bank’s portfolio. By following this strategy, the Bank is able to control interest rate risk while still providing customers with mortgage money that may not be available elsewhere.

      Construction lending continues to make up a significant portion of the Bank’s lending efforts. Great Lakes Bank offers a variety of construction loan products including “construction/permanent” loans to homeowners, residential construction loans to builders, and commercial construction loans to contractors and business owners. The Bank’s commitment to construction lending means increased growth and vitality in the communities the Bank serves as well as profitable, short-term loans that can be converted to mortgages for sale in the secondary market or kept in the Bank’s portfolio. Construction loans represent a significant portion of the Bank’s overall business.

	December 31, 1999

	Total Dollar	Percent
Type of Construction Loans	Amount	of total

Residential Construction	$5,250,015	34.0%

Builder Loans	3,789,308	24.6%

Commercial Construction	5,728,173	37.1%

Acquisition and Development	664,820	4.3%

Total Construction Loans	$15,432,316	100.0%

      Great Lakes Bank is also active in commercial lending. In Lake County, the primary service area, there are numerous small and medium-sized business establishments, including light industrial, manufacturing, retail and service businesses. The Bank makes commercial loans to these enterprises for general business purposes, most of which loans are secured by real estate. Although commercial loans generally bear somewhat more risk than single-family residential mortgage loans, commercial loans tend to be higher yielding, tend to have shorter terms and generally provide for interest-rate adjustments as prevailing rates change. The Bank has been placing more emphasis on its commercial loan products and expects to continue doing so in the future with its two “Business Bankers” who work specifically with existing and prospective commercial customers.

      During 1999, Commercial real estate and construction lending increased 59.1% over 1998 levels with residential real estate and construction lending increasing at a lessor percent of 26.4% over 1998 values. Despite competitive pressures being strong in the area of commercial lending, we have been able to increase the commercial composition of our portfolio without lowering our underwriting standards. Instead the Bank has instituted a new loan grading system that is being used by loan officers resulting in loans being graded before presentation for approval.

      Great Lakes Bank is also an active consumer lender offering a variety of installment loan products including auto loans, boat financing, savings secured loans, credit cards and second mortgages. In the area of consumer loans, the Bank has been particularly successful with its “Great Line” product, a home equity line of credit that gives the borrower flexibility and a lower interest rate and provides the Bank with a secured loan that adjusts with market interest rates. During 1998 the Bank began a “teaser rate” promotion for this product to try and increase the use of the Great Line by customers, with the rate adjusting to prime after 6 months. This product is still part of our lending program and continues to bring us new business increasing by $1.3 million from 1998 to 1999.

      Great Lakes Bank believes that there are significant market opportunities for increased lending within its market area. The Bank will continue to emphasize personal service and flexibility in lending while looking for high quality loans that are properly priced and secured.

	December 31, 1999

	Total Dollar	Percent
Type of Consumer Loans	Amount	of total

Home Equity Loans	$637,714	11.3%

Home Equity Lines of Credit	2,786,440	49.3%

Automobile Loans	777,336	13.7%

Boat Loans	257,424	4.5%

Passbook Loans	157,601	2.8%

Other Secured Consumer Loans	645,158	11.4%

Credit Cards and Other Unsecured Consumer Loans	396,938	7.0%

Total Consumer Loans	$5,658,611	100.0%

Nonperforming Loans

      A loan is considered by Great Lakes Bank to be nonperforming when it is 90 days or more delinquent or, if sooner, when the Bank has determined that repayment of the loan in full is unlikely. Late charges on residential mortgages are assessed if a payment is not received by the 15th day after the due date, and on installment loans, late charges are assessed if a payment is not received by the 10th day following the due date. Immediately thereafter, any borrower whose payment is not received by the proper time is mailed a past due notice. The borrower will be contacted by telephone if the delinquency continues to the 30th day. Late charges generally do not apply to Great Lakes Bank’s commercial loans. With payments generally due on the first of each month, a commercial borrower will be contacted if a loan payment has not been received by the tenth day of the month. Credit card statement processing is undertaken by a third party under contract with Great Lakes Bank. Past due notices are generated automatically, depending on the stage of delinquency of the card holder, with charge-offs occurring after 120 days.

      It is the Bank’s policy to cease accruing interest on any loans where the principal and/or interest remains unpaid for 90 days or more, unless the loan is for a one- to four-family residential dwelling or is well collateralized. There were no loans on nonaccrual status at December 31, 1999 and 1998, respectively.

      Impaired loans include all nonaccrual and restructured commercial real estate and other commercial loans. Residential real estate and consumer loans are excluded from the definition of an impaired loan. Loan impairment is measured as the present value of expected future cash flows discounted at the loan’s initial interest rate, the fair value of the collateral of an impaired collateral dependent loan or an observable market price. Interest income on impaired loans is recognized on a cash-basis method. There were no impaired loans at December 31, 1999 and 1998, respectively.

      Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances could cause the borrowers to be unable to comply with the existing loan repayment terms at some future date. These potential problem loans totaled approximately $2,393,512 at December 31, 1999.

      The following table summarizes nonperforming assets by category.

	Year Ended December 31,

	1999	1998	1997

Residential family real estate:

Nonaccrual	$0	$0	$70,047

Past due 90 days or more	4,267	0	0

Commercial real estate and other:

Nonaccrual	0	0	11,965

Past due 90 days or more	0	46,486	31,916

Construction:

Nonaccrual	0	0	0

Past due 90 days or more	0	0	0

Consumer:

Nonaccrual	0	0	0

Past due 90 days or more	59,608	994	1,406

Total nonperforming loans	63,875	47,480	115,334

Other Real Estate owned	0	0	0

Total nonperforming assets	$63,875	$47,480	$115,334

Loans outstanding, net	$87,412,502	$60,330,461	$53,097,451

Allowance for loans losses	$625,371	$482,418	$402,534

Allowance for loan losses to total loans, net	0.72%	0.80%	0.75%

Nonperforming loans to total loans, net	0.07%	0.08%	0.22%

Nonperforming loans to total assets	0.05%	0.05%	0.17%

Allowance for loan losses to nonperforming loans	979.1%	1,016.0%	349.0%

Allowance for loan losses

      The amount of the allowance for loan losses is based on management’s systematic detailed analysis of risks inherent in the various segments of the loan portfolio, management’s assessment of known or probable losses inherent in the loan portfolio at December 31, 1999 that have come to management’s attention during their ongoing analysis of credit quality, historical loss experience, current and anticipated economic conditions and other factors.

      Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 1999, future adjustments to the allowance may be necessary, and net earnings could be affected, if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. Additionally, as an integral part of the examination process bank regulatory agencies periodically review Great Lakes Bank’s allowance for loan losses.

      The following is a summary of Great Lakes Bank’s loan loss experience and selected ratios for the periods presented.

	Year Ended December 31,

	1999	1998	1997

Allowance for loan losses (beginning of period)	$482,418	$402,534	$314,893

Loans charged off:

Residential real estate	0	0	1,636

Commercial real estate and other	3,185	14,406	4,339

Construction	0	0	0

Consumer	23,284	28,478	6,023

Total loans charged off	26,469	42,884	11,998

Recoveries of loans previously charged off:

Residential real estate	0	0	197

Commercial real estate and other	2,009	0	0

Construction	0	0	0

Consumer	16,413	2,768	2,442

Total recoveries	18,422	2,768	2,639

Net loans charged off	8,047	40,116	9,359

Provision for loan losses	151,000	120,000	97,000

Allowance for loan losses (end of period)	$625,371	$482,418	$402,534

Loans outstanding:

Average, net	$75,499,457	$55,649,657	$46,751,096

End of period, net	$87,412,502	$60,330,461	$53,097,451

Net charge offs to average loans	0.01%	0.07%	0.02%

      With Great Lakes Bank’s emphasis on real estate secured lending, delinquencies and chargeoffs are below industry norms. At December 31, 1999, the Bank had 0.07% of net loans non-performing loans delinquent 90 days or more and during 1999 the total amount of net charge offs represented 0.01% of the Bank’s average total loan portfolio. Great Lakes Bank is committed to a conservative, secured approach to lending that will result in continued low charge off rates.

      The following table sets forth the allocation of Great Lakes Bank’s allowance for loan losses by category and the percent of loans in each category to total loans at the dates indicated. The portion of the allowance for loan losses allocated to each category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. Great Lakes Bank has specific loan reserves with the remaining reserve allocated based on loan types.

	Year Ended December 31,

	1999		1998		1997

		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Type of loan

Residential real estate	$85,050	13.60%	$111,052	42.89%	$107,617	48.35%

Commercial real estate and other	375,223	60.00%	285,094	35.29%	204,804	27.51%

Construction	66,915	10.70%	21,949	16.28%	20,877	17.17%

Consumer	98,183	15.70%	64,323	5.54%	69,236	6.97%

Total	$625,371	100.00%	$482,418	100.00%	$402,534	100.00%

Securities

      The Company classifies its securities as either held to maturity or available-for-sale. Securities may be in interest-bearing deposits, U. S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. Great Lakes Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Company’s investment policy is to limit interest-rate risk. GLB Bancorp’s operations independent of Great Lakes Bank consist principally of investments in a small number of financial institutions or holding companies, which investments are treated as available-for-sale and represent less than 5% of the outstanding shares of those institutions or holding companies.

      The following table sets forth the carrying value of the Company’s investment portfolio at the dates indicated.

	Year Ended December 31,

	1999	1998	1997

Available-for-Sale:

Equity Securities	$4,512,090	$2,791,814	$0

Held to Maturity:

U.S. Treasury and other U.S

Government agency obligations	$2,000,233	$2,007,742	$1,614,300

Equity Securities	0	0	5,000

Total	$2,000,233	$2,007,742	$1,619,300

      The following table sets forth the scheduled maturities of held to maturity securities at December 31, 1999.

		Weighted average
	Amount	Yield

Due in one year or less	$1,500,928	5.62%

Due from one year to five years	499,305	5.31%

Total	$2,000,233

Sources of funds
Deposits

      Savings deposits are a major source of funds. Great Lakes Bank offers a number of alternatives for depositors designed to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. The Bank also provides travelers’ checks, official checks, money orders, ATM services, and IRA accounts. Great Lakes Bank also offers a large-balance deposit account product known as the “Golden Passbook Account” at an attractive rate of interest for a relatively low minimum balance of $2,500.

      The Bank has also had great success in developing a commercial checking account business. Great Lakes Bank’s commercial checking account offers a simple, inexpensive flat rate service fee for most small businesses instead of the complicated “per transaction” method used by many financial institutions.

      The Bank’s most substantial deposits were investors Messrs. Jerome T. and Richard M. Osborne, individually and with affiliated companies and immediate family members. Their combined total deposits were approximately $8.3 million as of December 31, 1999, $6.7 million as of December 31, 1998, and $5.1 million as of December 31, 1997.

      The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

	December 31,

	1999			1998

		Average			Average
	Amount	Yield	Percent	Amount	Yield	Percent

Noninterest bearing demand Deposit	$16,526,276	0.00%	20.1%	$12,886,078	0.00%	18.8%

Interest bearing demand Deposit	9,116,668	1.44%	11.1%	7,154,389	2.23%	10.4%

Savings	41,940,268	3.69%	51.1%	35,144,171	3.76%	51.2%

Total Transaction accounts	67,583,212		82.3%	55,184,638		80.4%

Certificates:

4.00% and less	92,061		0.1%	74,665		0.1%

4.01% — 5.00%	6,957,454		8.5%	3,556,146		5.2%

5.01% — 6.00%	4,275,620		5.2%	6,652,027		9.7%

6.01% — 7.00%	2,243,348		2.7%	2,170,829		3.1%

7.01% — 8.00%	992,968		1.2%	1,016,821		1.5%

Total Certificate accounts	14,561,451	5.32%	17.7%	13,470,488	5.62%	19.6%

Total Deposits	$82,144,663	3.80%	100.0%	$68,655,126	4.06%	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1997

		Average
	Amount	Yield	Percent

Noninterest bearing demand Deposit	$8,288,832	0.00%	16.0%

Interest bearing demand Deposit	4,800,162	2.07%	9.2%

Savings	27,926,967	3.67%	53.7%

Total Transaction accounts	41,015,961		78.9%

Certificates:

4.00% and less	93,493		0.2%

4.01% — 5.00%	2,222,724		4.3%

5.01% — 6.00%	5,403,988		10.3%

6.01% — 7.00%	2,304,459		4.4%

7.01% — 8.00%	971,291		1.9%

Total Certificate accounts	10,995,955	5.56%	21.1%

Total Deposits	$52,011,916	3.95%	100.0%

      The following table sets forth the amount of time deposits that are $100,000 or more, including certificates of deposit, by time remaining until maturity.

December 31, 1999

Three months or less	$1,119,512

Four months through 6 months	1,579,046

Seven months through 12 months	1,704,403

Over twelve months	771,906

Total	$5,174,867

Borrowings

      Deposits and repayment of loan principal are the primary source of funds for the Company’s lending activities and other general business purposes. However, during periods when the supply of lendable funds or funds available for general business purposes cannot meet the demand for loans or such general business purposes, the Bank can obtain funds through loans (advances) from the FHLB. The FHLB generally limits advances to 25% of assets with a total borrowing limit of 40% of assets from all borrowing sources. Advances are collateralized by any combination of the following assets and collateralization rates: one- to four-family first mortgage loans, not past due greater than 90 days, pledged on a blanket basis at 150% of the advance amount, specifically identified mortgage loans at 125% of the advance amount and various types of investment and mortgage-backed securities at rates ranging from 101-110% of the advance amount. FHLB stock owned by the Bank is pledged as additional collateral but is not available as primary collateral.

	Year Ended December 31,

	1999	1998	1997

Maximum amount outstanding:

FHLB advances	$10,500,000	$9,000,000	$7,500,000

Average amount of FHLB advances and other borrowings outstanding	9,294,355	7,512,097	6,410,417

Weighted average interest rate of total Borrowings based on period ended	6.60%	6.78%	6.81%

      The following table sets forth certain information as to FHLB advances and other borrowings at the dates indicated.

	December 31,

	1999		1998			1997

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

FHLB advances	$10,500,000	6.60%	$9,000,000	6.78%	$7,500,000	6.81%

Total borrowings	$10,500,000		$9,000,000		$7,500,000

Employees

As of December 31, 1999, the Bank had 59 full-time and 19 part-time employees. None of the Bank’s employees are represented by any collective bargaining group. Management considers its employee relations to be good. The Holding Company currently has no paid employees.

Regulation and Supervision

      The Company is a bank holding company within the meaning of the Bank Holding Company (“BHC”) Act. As such, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Bank of Cleveland. The Company is required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require. The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities.

      The Bank is an Ohio-chartered commercial bank. The deposits of the Bank are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) administered by the FDIC. As a state-chartered, non-member bank, the Bank is primarily regulated by the FDIC and the Division.

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

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) expanded significantly the authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The FRB and the FDIC have extensive authority to prevent and to remedy unsafe and unsound practices and violations of applicable laws by depository institutions and their holding companies. The agencies may assess civil money penalties, issue cease-and-desist or removal orders, seek injunctions, and publicly disclose such actions.

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

      It is the FRB’s policy that bank holding companies serve as a source of strength for their subsidiary banking institutions. The FRB considers the adequacy of a bank holding company’s capital on essentially the same risk-adjusted basis as capital adequacy is determined by the FDIC at the bank subsidiary level. In the case of a bank holding company with less than $150 million in total consolidated assets, the FRB’s regulations provide that the capital adequacy requirements will generally be applied on a bank-only (rather than consolidated) basis. In general, bank holding companies are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and Tier 1 capital (consisting principally of shareholders’ equity) of at least 4%. Bank holding companies are also subject to a leverage ratio requirement. The minimum required leverage ratio for the highest rated companies is 3%. The minimum required leverage ratio for all other bank holding companies is 4% or higher.

      As a bank holding company subject to regulation by the FRB, the Company must comply with policy statements issued by the FRB. The FRB’s policy statement governing payment of cash dividends provides that a bank holding company should not pay cash dividends on common stock unless (i) the organization’s net income for the past year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. For small bank holding companies (those with less than $150 million in assets), the FRB’s position is that such companies should not pay dividends so long as they have a debt-to-equity ratio of 1:1 or greater.

      The Gramm-Leach-Bliley Act (the “Act”) was enacted into law on November 12, 1999. It repeals key provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks, substantially modifies the Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity, and allows subsidiaries of banks to engage in a broad range of financial acitivites that are not permitted by banks themselves. The result is that banks of all sizes will be able to offer a wide range of financial products and services without the prior restraints of outdated laws. Also, banking companies and other financial service companies, such as insurance and securities companies will be able to combine more readily. Other important provisions include restrictions on the privacy of customer information, increased access to the Federal Home Loan Bank System by community banks, and changes to the requirements imposed by the Community Reinvestment Act. Several effective dates have been established for various aspects of this regualtion with March 11, 2000 being the date that Financial Holding Companies would be established. At this time, GLB Bancorp is watching the financial industry for its reaction to this legislation. We intend to proceed cautiously and allow others to blaze any new trails.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company conducts its business at its main office headquartered in Mentor, Ohio and its nine branches located in Lake County (two were opened in February 1999 and one was opened in October 1999). The Company owns four of its offices and leases six offices, including the three newly opened offices. The total net book value of the Company’s premises and equipment was $3,233,718 at December 31, 1999. See Note 4 of Notes to Consolidated Financial Statements Exhibit 13.

Listed below are the branches of the Bank and their locations:

Branch	Location	Owned/Leased

Main Office	7001 Center Street, Mentor	Owned

Heisley	9365 Mentor Avenue, Mentor	Owned

Painesville Township	1522 Mentor Avenue, Mentor	Leased

Wickliffe	29933 Euclid Avenue, Wickliffe	Leased

Willoughby	38600 Lakeshore Boulevard, Willoughby	Owned

Willoughby Hills	28500 Chardon Road, Willoughby Hills	Leased

Mentor Lakeshore	7742 Lakeshore Boulevard, Mentor	Owned

Eastlake	34580 Lakeshore Boulevard, Eastlake	Leased

Painesville	58 South Park Place, Painesville	Leased

Downtown Willoughby	4012 Erie St, Willoughby	Leased

ITEM 3. LEGAL PROCEEDINGS

The nature of the Bank’s business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, any liabilities that may result would not be expected to have a material adverse effect on the consolidated financial statements of the Company. In addition, no proceedings are pending nor are any known to be threatened or contemplated by anyone against the Bank by government authorities or others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company’s common stock is currently traded on the Nasdaq Small Cap Market. The approximate number of shareholders at December 31, 1999 was 186 which does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

      The Company and the Bank have paid no dividends to shareholders in the past nor does the Company anticipate paying any dividends in the near future. The Company’s current philosophy to grow through branch expansion and acquisitions has made a limited amount of capital available, particularly with the guidelines established by federal bank regulatory authorities requiring capital levels to be above certain levels and regulatory guidelines which could limit the amounts subsidiaries can pay as dividends and the amount of dividends which holding companies and their subsidiaries may pay.

      The following table shows the high and low sales prices of GLB common stock since public trading of GLB common stock began.

		GLB Common Stock Price

		High	Low

1998:

	Second Quarter (from May 19, 1998)	$17.50	$13.25

	Third Quarter	$14.06	$11.00

	Fourth Quarter	$14.75	$10.25

1999:

	First Quarter	$12.25	$10.00

	Second Quarter	$11.38	$9.50

	Third Quarter	$10.50	$8.13

	Fourth Quarter	$10.00	$8.06

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis is incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 1999, included here with as Exhibit 13.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements are incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 1999 as Exhibit 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information concerning Directors and Executive officers of the Registrant is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2000.

ITEM 10. EXECUTIVE COMPENSATION

The information concerning Executive Compensation of the Registrant is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information concerning Certain Relationships and Related Party Transactions of the Registrant is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION

*	3.a	Amended and Restated Articles of Incorporation of GLB Bancorp, Inc. (incorporated by reference to Exhibit 3.a to the Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No. 333-48387)

*	3.b	Code of Regulations, as amended, of GLB Bancorp, Inc. (incorporated by reference to Exhibit 3.b to the Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No. 333-48387)

**	4	Instruments defining the rights of holders

**	9	Voting trust agreement

*	10.a	1998 Stock Option and Incentive Plan of GLB Bancorp, Inc. (incorporated by reference to Exhibit 10.a to the Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No. 333-48387)

*	10.b	Indenture of Lease dated March 1, 1998 between Richard M. Osborne, Trustee, and Great Lakes Bank, for the 58 South Park Place branch (Painesville, Ohio) (incorporated by reference to Exhibit 10.b to the Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No. 333-48387)

*	10.c	Indenture of Lease dated May 1, 1997 between Richard M. Osborne, Trustee, and Great Lakes Bank, for the 29933 Euclid Avenue branch (Wickliffe, Ohio) (incorporated by reference to Exhibit 10.c to the Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No. 333-48387)

	10.d	Indenture of Lease dated October 30, 1999 between Shoreway Circle, Inc. and Great Lakes Bank for the 34580 Lakeshore Blvd branch (Mentor, Ohio)

*	10.e	Federal Home Loan Bank of Cincinnati Blanket Agreement for Advances and Security Agreement, dated July 22, 1996 (incorporated by reference to Exhibit 10.e to the Registration Statement on form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998,Commission File No. 333-48387)

*	10.f	Lease Agreement by and between Great Lakes Bank and Collinwood Properties Co., LLC dated September 16, 1998, for the 28500 Chardon Road branch (Willoughby Hills, Ohio) (incorporated herein by reference to Exhibit 10.f included in Part II of GLB Bancorp, Inc.’s Form S-4 Registration Statement (Commission File No. 333-71771) filed on February 4, 1999)

	10.g	Indenture of Lease dated December 15, 1998 between First Merit Bank and Great Lakes Bank for the 4012 Erie Street branch (Willoughby, Ohio)

***	11	Statement re: computation of per share earnings

***	13	GLB Bancorp, Inc.’s Annual Report to Shareholders for the year ended December 31, 1999

**	16	Letter on change in certifying accountant

**	18	Letter on change in accounting principles

*	21	Subsidiaries of GLB Bancorp, Inc. (incorporated herein by reference to Exhibit 21 included in Part II of GLB Bancorp, Inc.’s Form S-4 Registration Statement (commission File No. 333-71771) filed on February 4, 1999)

**	22	Published report regarding matters submitted to vote

**	23	Consent of experts and counsel

**	24	Power of Attorney

***	27	Financial Data Schedule

*	X	Incorporated by reference

**	X	Not applicable

***	X	Filed herewith

(b) No reports on Form 8-K were filed this quarter.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLB BANCORP, INC.

By: /s/	Richard T. Flenner, Jr.	Date:	March 21, 2000

Richard T. Flenner, Jr., President (Duly Authorized Representative)

By: /s/	Cheryl J. Mihitsch	Date:	March 21, 2000

Cheryl J. Mihitsch, Treasurer (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/	Jerome T. Osborne	Date:	March 21, 2000

Jerome T. Osborne,

Chairman of the Board

By: /s/	Richard M. Osborne	Date:	March 21, 2000

Richard M. Osborne,

Vice Chairman of the Board

By: /s/	Richard T. Flenner, Jr.	Date:	March 21, 2000

Richard T. Flenner, Jr., Director

President

By: /s/	Gerorge X. Mechir	Date:	March 21, 2000

George X. Mechir, Director

By: /s/	George C. Lott	Date:	March 21, 2000

George C. Lott, Director

By: /s/	Thomas J. Smith	Date:	March 21, 2000

Thomas J. Smith, Director

By: /s/	Edward R. Pike	Date:	March 21, 2000

Edward R. Pike, Director

By: /s/	Joseph T. Svete	Date:	March 21, 2000

Joseph T. Svete, Director

By: /s/	Jim Brown	Date:	March 21, 2000

Jim Brown, Director

By: /s/	Thomas Wheeler	Date:	March 21, 2000

Thomas Wheeler, Director

By: /s/	James V. Fryan	Date:	March 21, 2000

James V. Fryan, Director