Form 10QSB
period 2000-03-31
GLB BANCORP INC
filed 2000-05-10
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  ________________ to ________________

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

As of March 31, 2000, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes      No  X
                                                  ---     ---

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS

Part I.           Financial Information                                                            Page

Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Financial Condition as of March 31, 2000               3
                  (unaudited), December 31, 1999, and March 31, 1999 (unaudited)


                  Consolidated Statements of Earnings (unaudited) for the three months ended        4
                  March 31, 2000 and March 31, 1999

                  Consolidated Statements of Cash Flows (unaudited) for the three months ended 5 March 31, 2000 and March 31, 1999

                  Notes to Consolidated Financial Statements (unaudited)                            6

Item 2.           Management's Discussion and Analysis of Financial Condition                       7
                  and Results of Operations

Part II.          Other Information                                                                 9

Signatures                                                                                          10

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (UNAUDITED)

                                                                 MARCH 31,              DECEMBER 31,              MARCH 31,
Assets                                                             2000                     1999                    1999
                                                          --------------------     -------------------     --------------------

Cash and due from banks                                            $4,175,575              $5,972,557               $4,484,180
Federal funds sold                                                 13,012,250              14,506,895               21,506,167
                                                          --------------------     -------------------     --------------------
     Total Cash and Cash Equivalents                               17,187,825              20,479,452               25,990,347

Securities Available for Sale                                       3,629,048               3,732,250                3,236,915
Securities Held to Maturity                                         1,975,955               2,000,233                2,006,075
Loans, net of allowance for loan losses                            91,546,882              87,412,502               67,436,716
Stock in Federal Home Loan Bank of Cincinnati, at cost                562,300                 552,700                  466,900
Premises and equipment, net                                         3,169,838               3,233,718                2,813,940
Intangibles, net                                                      688,861                 699,565                  691,885
Other assets                                                        1,138,396                 963,256                  819,778
                                                          --------------------     -------------------     --------------------

     Total Assets                                                $119,899,105            $119,073,676             $103,462,556
                                                          ====================     ===================     ====================


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                              $15,521,175             $16,526,276              $10,945,528
Interest bearing demand deposits                                    8,104,755               9,116,668                6,313,744
Savings accounts                                                   45,124,072              41,940,268               37,777,272
Certificate of deposit accounts                                    14,111,251              14,561,451               14,756,908
                                                          --------------------     -------------------     --------------------
     Total Deposits                                                82,861,253              82,144,663               69,793,452

Advances from the Federal Home Loan Bank                           10,500,000              10,500,000                7,500,000
Accrued expenses and other liabilities                                729,163                 800,208                  714,932
                                                          --------------------     -------------------     --------------------
     Total Liabilities                                             94,090,416              93,444,871               78,008,384
                                                          --------------------     -------------------     --------------------

Shareholders' Equity

Common Stock, no par value,
     10,000,000 shares authorized;
        2,133,906 shares issued and outstanding                     5,334,765               5,334,765                5,334,765
Additional Paid-In Capital                                         19,152,715              19,152,715               19,152,715
Retained Earnings                                                   1,910,591               1,648,221                1,086,605
Accumulated Other Comprehensive Loss                                (589,382)               (506,896)                (119,913)

                                                          --------------------     -------------------     --------------------
     Total Shareholders' Equity                                    25,808,689              25,628,805               25,454,172
                                                          --------------------     -------------------     --------------------

     Total Liabilities and Shareholders' Equity                  $119,899,105            $119,073,676             $103,462,556
                                                          ====================     ===================     ====================

See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                   2000              1999
                                                ----------        ----------
Interest  Income:

Loans                                           $1,864,210        $1,326,597
Federal funds sold                                 190,471           296,137
Securities                                          75,521            56,222
                                                ----------        ----------
    Total Interest Income                        2,130,202         1,678,956

Interest Expense:
Deposits                                           627,398           544,637
FHLB Advances                                      169,755           126,407
                                                ----------        ----------
    Total Interest Expense                         797,153           671,044
                                                ----------        ----------

    Net Interest Income                          1,333,049         1,007,912

Provision for loan losses                           45,000            30,000
                                                ----------        ----------

    Net Interest Income After Provision          1,288,049           977,912
                                                ----------        ----------

Non-Interest Income:
Service charges on demand deposits                  78,883            43,798
Loan fees                                           58,615            49,518
Other service charges and fees                      45,449            33,912
Gain on sale of loans                                5,952             8,846
                                                ----------        ----------
    Total Non-Interest Income                      188,899           136,074

Non-Interest Expense:
Compensation and related benefits                  528,155           435,503
Office occupancy and equipment, net                235,921           168,844
Professional fees                                   30,697            27,002
Advertising                                         18,137            25,922
Amortization of intangibles                         22,518            24,164
Ohio franchise tax                                  32,750            38,012
Data processing                                     59,814            40,233
Office supplies and printing                        31,307            29,156
FDIC deposit insurance                               4,057             1,732
Credit card processing                              24,908            13,789
Year 2000 expenses                                   7,223             5,555
Other operating expenses                            76,848            59,105
                                                ----------        ----------
    Total Non-Interest Expenses                  1,072,335           869,017
                                                ----------        ----------

Income Before Income Tax Expense                   404,613           244,969
    Federal and State Income Tax Expense           142,243            95,343
                                                ----------        ----------
    Net Income                                  $  262,370        $  149,626
                                                ==========        ==========
    Earnings per share basic and diluted        $     0.12        $     0.07
                                                ==========        ==========



 See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                    -------------------------------
                                                                        2000                1999
                                                                    -------------       -----------


Cash flows from operating activities:
Net income                                                             $262,370            $149,626
Adjustments required to reconcile net income to net cash
   Provided by operating activities:
Amortization of intangibles                                              22,518              24,164
Depreciation                                                             75,060              61,775
Premium amortization and discount accretion, net                        (3,830)               1,667
Net deferred loan origination fees                                     (14,418)               (249)
Origination of loans held for sale                                    (664,647)         (1,484,809)
Proceeds from sale of loans held for sale                               658,277           1,474,453
Gain on sale of loans                                                   (5,952)             (8,846)
Provision for loan losses                                                45,000              30,000
Origination of mortgage servicing rights                               (11,814)            (24,025)
Increase  in other assets                                             (130,724)            (89,470)
Increase (decrease) in accrued expenses and other liabilities          (71,045)               1,970
                                                                 ---------------     ---------------
   Net cash provided by operating activities:                           160,795             136,256
                                                                 ---------------     ---------------


Cash flows from investing activities:
Purchases of investment securities available for sale                  (23,700)           (629,583)
Purchases of investment securities held to maturity                   (471,892)                   0
Maturities and payments of securities held to maturity                  500,000                   0
Purchase of FHLB stock                                                  (9,600)             (7,900)
Origination of loans, net of principal collected                    (4,152,640)         (7,116,804)
Purchases of premises and equipment                                    (11,180)           (171,460)
                                                                 ---------------     ---------------
   Net cash used in investing activities:                           (4,169,012)         (7,925,747)
                                                                 ---------------     ---------------


Cash flows from financing activities:
Net increase in deposits                                                716,590           1,138,326
Cash payment for FHLB advances                                                0         (1,500,000)
                                                                 ---------------     ---------------
   Net cash provided by (used in) financing activities:                 716,590           (361,674)
                                                                 ---------------     ---------------


Net increase  (decrease) in cash and cash equivalents               (3,291,627)         (8,151,165)
Cash and cash equivalents at beginning of period                     20,479,452          34,141,512
                                                                 ---------------     ---------------
Cash and cash equivalents at end of period                          $17,187,825         $25,990,347
                                                                 ===============     ===============

Supplemental disclosure of cash flow information:
     Interest paid on deposits and borrowings                          $801,280            $662,856
     Income taxes paid                                                  $90,000             $75,000

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

The results of operations and cash flows reported for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1999, contained in the Corporation's 1999 Annual Report and the Corporation's Form 10-KSB filed for December 31, 1999.

Note 2.  EARNINGS PER SHARE

Basic and diluted earnings per share were computed based on 2,133,906 weighted average number of shares outstanding for the three months ended March 31, 2000 and 1999, respectively.

Note 3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the three months ended March 31, 2000 and 1999 are as follows:

                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                             2000                   1999
                                                       ----------------       ---------------

Net Income                                                    $262,370              $149,626
Other comprehensive income:
     Change in unrealized loss on securities
     available for sale, net of tax                          ( 82,486)            ( 127,105)
                                                       ----------------       ---------------
Comprehensive income                                          $179,884               $22,521

                                GLB BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This report may contain certain "forward-looking statements". The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions are intended to identify forward-looking statements. The Corporation's ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Corporation's market area and the country, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                        STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $119,899,105 at March 31, 2000, compared to $119,073,676 at December 31, 1999, an increase of 0.7%. Growth on the balance sheet of the Corporation was slower than prior periods with loans increasing 4.7% during the first quarter and savings increasing 0.9%. The Bank, as well as other financial institutions has been affected by the Federal Reserve Boards actions to raise the Fed Fund rate twice this year. Although their actions may be helpful in combating inflation, the customer seeking a loan may decide to wait to borrow funds in-case lending rates decrease in the near future.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation feels it has adequate resources to fund it's required commitments as of March 31, 2000.

                                CAPITAL RESOURCES

Shareholders' equity was $25,808,689 at March 31, 2000 and $25,628,805 at December 31, 1999. Net income for the three months ended March 31, 2000 of $262,370 was offset by the change in unrealized gains on securities available for sale of ($82,486), net of taxes, recorded as a component of accumulated other comprehensive income.

                              RESULTS OF OPERATIONS

Net Income: The Corporation had net income of $262,370 for the three months ended March 31, 2000, compared to $149,626 for the three months ended March 31, 1999 , an increase of 75.4%. Return on average assets (ROA) for the three months ended March 31, 2000 was 0.88%, compared to 0.58% for the three months ended March 31, 1999. Return on average equity (ROE) for the three months ended March 31, 2000 was 4.08%, compared to 2.34% for the three months ended March 31, 1999. The Corporation expects ROA and ROE to reach a level closer to its peers when its strategy to open offices county-wide has been completed. The Corporation would have a larger customer base, which could increase profits at that time.

Interest Income: Interest income was $2,130,202 for the three months ended March 31, 2000, compared to $1,678,956 for the three months ended March 31, 1999, an increase of 26.9%. Interest income increased largely due to an increase in loan interest income with loan volume increasing 35.8% from March 31, 1999 to March 31, 2000. Naturally, Federal fund interest income decreased 35.7% with the Bank using these types of funds to supplement deposit balances in funding the loan volume.

Interest Expense: Interest expense was $797,153 for the three months ended March 31, 2000, compared to $671,044 for the three months ended March 31, 1999, an increase of 18.8%. This increase was due primarily to an increase in deposits of 18.7% while the cost of funds decreased from 4.22% for the three months ended March 31, 1999 to 4.16% for the three months ended March 31, 2000 as higher interest bearing certificates rolled to lower rates. Additionally, borrowing interest increased 34.3% with the Bank purchasing an FHLB bank advance for $3 million.

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $45,000 for the three months ended March 31, 2000 compared to $30,000 for the three months ended March 31, 1999. Net chargeoffs for the three months ended March 31, 2000 were $30,030 compared to $2,191 in net chargeoffs for the three months ended March 31, 1999. The current quarter's chargeoffs are in the consumer loan portfolio. Non-performing assets as a percent of total assets was 0.19% at March 31, 2000 compared to 0.03% at March 31, 1999. The increase is largely due to an increase in non-performing commercial loans.

Non-Interest Income: Non-interest income was $188,899 for the three months ended March 31, 2000 and $136,074 for the three months ended March 31, 1999, an increase of 38.8%. The increase was largely due to an increase in checking account balances and new volumes. These accounts generated an 80.1% increase in service charges on DDA accounts, conversely producing a minimal amount of losses and write-offs of DDA accounts which were expensed to other operating expenses on the income statement.

Non-Interest Expense: Non-interest expense was $1,072,335 for the three months ended March 31, 2000 and $869,017 for the three months ended March 31, 1999, an increase of 23.4%. The largest components of non-interest expense are compensation and related benefits, office occupancy, and data processing. Compensation increased 21.3% with the normal annual pay increases and the additional employees necessary to staff three more offices. Office occupancy increased 39.7% with all the expenses necessary for the new offices opened last year. Also, data processing increased 48.7% with new data transmission line charges and additional service charges based on higher volumes of savings and loan accounts. The costs from our on-line provider increase as the Bank's size increases. The benefit to the customer is substantial in our market area since our customers' bank activity updates to their accounts with in seconds, allowing for accurate and timely account updating.

The effective tax rate for the three months ended March 31,2000 was 35.2% compared to 38.9% for the three months ended March 31,1999.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999, which was amended by (SFAS) No. 137 which changed the effective date to fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and it's resulting designation. This Statement should not be applied retroactively to prior period financial statements. At the present time, the Corporation does not feel there will be an impact on the Corporation's consolidated financial statements as a result of the adoption of SFAS No.133, as the Corporation does not currently engage in derivative activities.

                               FUTURE DEVELOPMENTS


To date, the Corporation has successfully dealt with the Year 2000 date change. The Corporation will continue to monitor all core business processes and mission critical systems in order to identify and address any future problems.

Through March 31, 2000, the Corporation spent $7,223 with any additional costs expected to be insignificant.

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

         Exhibits

         27        Financial Data Schedule

                  No report on Form 8-K was filed during the three months ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLB BANCORP, INC.


By:    /s/ Richard T. Flenner, Jr.                           Date:  May 9, 2000
    ----------------------------------------                        ------------
       Richard T. Flenner, Jr., President
       Chief Executive Officer and Director

By:    /s/ Cheryl J. Mihitsch                                Date: May 9, 2000
  ------------------------------------------                       ------------
       Cheryl J. Mihitsch
       Principal Financial and Accounting Officer