Form 10QSB
period 2000-06-30
GLB BANCORP INC
filed 2000-08-11
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

As of June 30, 2000, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes      No   X
                                                  ---     ---

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS


Part I.  Financial Information                                              Page

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of June 30, 2000   3
         (unaudited), December 31, 1999, and June 30, 1999 (unaudited)

         Consolidated Statements of Earnings (unaudited) for the three        4
         months and six months ended June 30, 2000 and June 30, 1999

         Consolidated Statements of Cash Flows (unaudited) for the            5
         six months ended June 30, 2000 and June 30, 1999

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis of Financial Condition          7
         and Results of Operations

Part II. Other Information                                                    9

Signatures                                                                   10

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                             JUNE 30, 2000           DECEMBER 31, 1999          JUNE 30, 1999
Assets                                                        (UNAUDITED)                                        (UNAUDITED)
                                                          --------------------     ----------------------    --------------------

Cash and due from banks                                            $5,970,831                 $5,972,557              $6,789,363
Federal funds sold                                                 11,773,987                 14,506,895              22,548,160
                                                          --------------------     ----------------------    --------------------
     Total Cash and Cash Equivalents                               17,744,818                 20,479,452              29,337,523

Securities Available for Sale                                       3,653,065                  3,732,250               3,207,719


Securities Held to Maturity                                         1,983,135                  2,000,233               2,004,384
Loans, net of allowance for loan losses                            96,310,895                 87,412,502              74,675,723
Stock in Federal Home Loan Bank of Cincinnati, at cost                572,600                    552,700                 533,500
Premises and equipment, net                                         3,168,108                  3,233,718               3,108,350
Intangibles, net                                                      686,793                    699,565                 708,394
Other assets                                                        1,112,594                    963,256                 934,859
                                                          --------------------     ----------------------    --------------------

     Total Assets                                                $125,232,008               $119,073,676            $114,510,452
                                                          ====================     ======================    ====================


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                              $17,454,470                $16,526,276             $16,193,021
Interest bearing demand deposits                                    9,487,485                  9,116,668               8,815,192
Savings accounts                                                   45,913,995                 41,940,268              38,047,033
Certificate of deposit accounts                                    14,964,710                 14,561,451              14,898,776
                                                          --------------------     ----------------------    --------------------
     Total Deposits                                                87,820,660                 82,144,663              77,954,022

Advances from the Federal Home Loan Bank                           10,500,000                 10,500,000              10,500,000
Accrued expenses and other liabilities                                766,405                    800,208                 631,106
                                                          --------------------     ----------------------    --------------------
     Total Liabilities                                             99,087,065                 93,444,871              89,085,128
                                                          --------------------     ----------------------    --------------------

Shareholders' Equity

Common Stock, no par value,
     10,000,000 shares authorized;
        2,133,906 shares issued and outstanding                     5,334,765                  5,334,765               5,334,765
Additional Paid-In Capital                                         19,152,715                 19,152,715              19,152,715
Retained Earnings                                                   2,231,234                  1,648,221               1,158,030

Accumulated Other Comprehensive Loss                                (573,771)                  (506,896)               (220,186)

                                                          --------------------     ----------------------    --------------------
     Total Shareholders' Equity                                    26,144,943                 25,628,805              25,425,324
                                                          --------------------     ----------------------    --------------------

     Total Liabilities and Shareholders' Equity                  $125,232,008               $119,073,676            $114,510,452
                                                          ====================     ======================    ====================

See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                    2000               1999                 2000                 1999
                                                 ----------         ----------           ----------           ----------
Interest  Income:
Loans                                            $1,968,161         $1,497,502           $3,832,371           $2,824,100
Federal funds sold                                  189,375            257,622              379,846              553,758
Securities                                           79,883             59,172              155,404              115,394
                                                 ----------         ----------           ----------           ----------
    Total Interest Income                         2,237,419          1,814,296            4,367,621            3,493,252

Interest Expense:
Deposits                                            635,447            572,703            1,262,845            1,117,340
FHLB Advances                                       169,755            143,047              339,510              269,454
                                                 ----------         ----------           ----------           ----------
    Total Interest Expense                          805,202            715,750            1,602,355            1,386,794
                                                 ----------         ----------           ----------           ----------

    Net Interest Income                           1,432,217          1,098,546            2,765,266            2,106,458

Provision for loan losses                            60,000             39,000              105,000               69,000
                                                 ----------         ----------           ----------           ----------

    Net Interest Income After Provision           1,372,217          1,059,546            2,660,266            2,037,458
                                                 ----------         ----------           ----------           ----------

Non-Interest Income:
Service charges on demand deposits                   82,070             48,907              160,953               92,706
Loan fees                                            75,307             64,058              133,922              113,576
Other service charges and fees                       53,314             44,409               98,763               78,320
Gain on sale of loans                                15,003             16,042               20,955               24,888
                                                 ----------         ----------           ----------           ----------
    Total Non-Interest Income                       225,694            173,416              414,593              309,490

Non-Interest Expense:
Compensation and related benefits                   513,614            450,562            1,041,769              886,065
Office occupancy and equipment, net                 240,039            186,613              475,960              355,457
Professional fees                                    38,310             37,626               69,007               64,628
Advertising                                          32,232             23,028               50,369               48,950
Amortization of intangibles                          26,074             25,024               48,592               49,188
Ohio franchise tax                                   31,500             38,250               64,250               76,262
Data processing                                      63,154             45,084              122,968               85,317
Office supplies and printing                         47,735             48,241               79,042               77,397
FDIC deposit insurance                                4,109              1,949                8,166                3,680
Credit card processing                               27,613             19,173               51,521               32,963
Year 2000 expenses                                        0             11,945                7,223               17,499
Acquisition expenses                                      0            158,894                    0              158,894
Other operating expenses                             80,052             70,138              157,900              138,245
                                                 ----------         ----------           ----------           ----------
    Total Non-Interest Expenses                   1,104,432          1,116,527            2,176,767            1,994,545
                                                 ----------         ----------           ----------           ----------

Income Before Income Tax Expense                    493,479            116,435              898,092              352,403
    Federal and State Income Tax Expense            172,836             45,010              315,079              131,353
                                                 ----------         ----------           ----------           ----------
    Net Income                                   $  320,643         $   71,425           $  583,013           $  221,050
                                                 ==========         ==========           ==========           ==========
    Earnings per share basic and diluted         $     0.15         $     0.03           $     0.27           $     0.10
                                                 ==========         ==========           ==========           ==========

See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------------------
                                                                                 2000                       1999
                                                                              -----------                -----------
Cash flows from operating activities:
Net income                                                                      $583,013                   $221,050
Adjustments required to reconcile net income to net cash
   Provided by operating activities:
Amortization of intangibles                                                       48,592                     49,189
Depreciation                                                                     149,753                    126,047
Premium amortization and discount accretion, net                                 (11,010)                     3,358
Net deferred loan origination fees                                                (9,716)                    25,210
Origination of loans held for sale                                            (2,622,464)                (3,965,951)
Proceeds from sale of loans held for sale                                      2,612,172                  3,949,129
Gain on sale of loans                                                            (20,955)                   (24,888)
Provision for loan losses                                                        105,000                     69,000
Origination of mortgage servicing rights                                         (35,820)                   (65,559)
Increase  in other assets                                                       (113,328)                  (204,551)
Decrease in accrued expenses and other liabilities                               (33,803)                   (27,862)
                                                                              ----------                 ----------
   Net cash provided by operating activities:                                    651,434                    154,172
                                                                              ----------                 ----------

Cash flows from investing activities:
Purchases of investment securities available for sale                            (23,700)                  (754,653)
Purchases of investment securities held to maturity                             (471,892)                         0
Maturities and payments of securities held to maturity                           500,000                          0
Purchase of FHLB stock                                                           (19,900)                   (74,500)
Origination of loans, net of principal collected                              (8,962,430)               (14,397,762)
Purchases of premises and equipment                                              (84,143)                  (530,142)
                                                                              ----------                 ----------
   Net cash used in investing activities:                                     (9,062,065)               (15,757,057)
                                                                              ----------                 ----------

Cash flows from financing activities:
Net increase in deposits                                                       5,675,997                  9,298,896
Cash payment for FHLB advances                                                         0                  1,500,000
                                                                              ----------                 ----------
   Net cash provided by financing activities:                                  5,675,997                 10,798,896
                                                                              ----------                 ----------

Net decrease in cash and cash equivalents                                     (2,734,634)                (4,803,989)
Cash and cash equivalents at beginning of period                              20,479,452                 34,141,512
                                                                              ----------                 ----------
Cash and cash equivalents at end of period                                   $17,744,818                $29,337,523
                                                                             ===========                ===========

Supplemental disclosure of cash flow information
     Interest paid on deposits and borrowings                                 $1,610,040                 $1,378,872
      Income taxes paid                                                         $280,000                   $201,000

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

The results of operations and cash flows reported for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1999, contained in the Corporation's 1999 Annual Report and the Corporation's Form 10-KSB filed for December 31, 1999.

Note 2.  EARNINGS PER SHARE

Basic and diluted earnings per share were computed based on 2,133,906 weighted average number of shares outstanding for the six months ended June 30, 2000 and 1999, respectively.

Note 3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the three months and six months ended June 30, 2000 and 1999 are as follows:


                                                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                                                         2000                         1999
                                                                 ---------------------        ---------------------

Net Income                                                                   $320,643                     $ 71,425
Other comprehensive income:
     Change in unrealized loss on securities
     available for sale, net of tax                                            15,611                   ( 100,273)
                                                                 ---------------------        ---------------------
Comprehensive income/(loss)                                                  $336,254                  ($  28,848)


                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         2000                         1999
                                                                 ---------------------        ---------------------

Net Income                                                                   $583,013                     $221,050
Other comprehensive income:
     Change in unrealized loss on securities
     available for sale, net of tax                                          (66,875)                   ( 227,378)
                                                                 ---------------------        ---------------------
Comprehensive income/(loss)                                                  $516,138                  ($   6,328)

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

                        STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $125,232,008 at June 30, 2000, compared to $119,073,676 at December 31, 1999, an increase of 5.2%. Growth on the balance sheet of the Corporation was slower than prior periods with loans increasing 10.2% and deposits increasing 6.9% for the six months ended June 30, 2000 compared to loans increasing 23.8% and deposits increasing 13.5% for the six months ended June 30, 1999. The Federal Reserve Bank Board's actions to raise the Fed Funds rate five times since the beginning of the year has definitely slowed the economy. Decreasing loan volume has been characterized by commercial loan customers advancing from the stage of shopping for loan rates to transacting fewer loans due to customers deciding to wait to purchase homes.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation feels it has adequate resources to fund its required commitments as of June 30, 2000.

                                CAPITAL RESOURCES

Shareholders' equity was $26,144,943 at June 30, 2000 and $25,628,805 at December 31, 1999. Net income for the six months ended June 30, 2000 of $583,013 was offset by the change in unrealized losses on securities available for sale of $66,875, net of taxes, recorded as a component of accumulated other comprehensive loss.

                              RESULTS OF OPERATIONS

Net Income: The Corporation had net income of $320,643 for the three months ended June 30, 2000, compared to $71,425 for the three months ended June 30, 1999 , an increase of 348.9%. The Corporation had net income of $583,013 for the six months ended June 30, 2000, compared to $221,050 for the six months ended June 30, 1999, an increase of 163.7%.Return on average assets (ROA) for the six months ended June 30, 2000 was 0.96%, compared to 0.42% for the six months ended June 30, 1999. Return on average equity (ROE) for the six months ended June 30, 2000 was 4.49%, compared to 1.73% for the six months ended June 30, 1999. ROA and ROE have increased partially due to the prior year results including $158,894 in acquisition expenses.

Interest Income: Interest income was $2,237,419 for the three months ended June 30, 2000, compared to $1,814,296 for the three months ended June 30, 1999, an increase of 23.3%. Interest income was $4,367,621 for the six months ended June 30, 2000, compared to $3,493,252 for the six months ended June 30, 1999, an increase of 25.0%. Interest income increased largely due to new loan volume and increases in rates on loans using the index, prime. The Bank currently has $15.7 million in loans tied to prime which would have adjusted upward with each of the fed fund rate increases. Since the growth in deposits has been 3.3% lower than loans, Fed Fund income has decreased 31.4% with the Bank using Fed Funds to fund loans and operations.

Interest Expense: Interest expense was $805,202 for the three months ended June 30, 2000, compared to $715,750 for the three months ended June 30, 1999, an increase of 12.5%. Interest expense was $1,602,355 for the six months ended June 30, 2000, compared to $1,386,794 for the six months ended June 30, 1999, an increase of 15.5%. This increase was due to normal fluctuations in existing account balances and the continued opening of new deposit accounts with current and new customers. The staff at Great Lakes Bank has opened over 2,500 new accounts in the last six months. Interest expense also increased due to an additional FHLB advance of $3 million purchased in May 1999 with one month of expense in the prior period compared to six months in the current period. The Bank typically does not borrow funds, instead it tries to match its loan and deposit growth as much as is possible in today's market.

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $60,000 for the three months ended June 30, 2000 compared to $39,000 for the three months ended June 30, 1999. The provision for loan losses was $105,000 for the six months ended June 30, 2000 compared to $69,000 for the six months ended June 30, 1999. The increase in the provision for loan losses was principally a result of increased loan volume. Net charge-offs for the three months ended June 30, 2000 were $4,273 compared to $3,674 in net charge-offs for the three months ended June 30, 1999. Net charge-offs for the six months ended June 30, 2000 were $34,303 compared to $5,865 in net charge-offs for the six months ended June 30, 1999. The increase in net charge-offs for the six months ended June 30, 2000 is largely due to one customer in our consumer loan portfolio. The non-performing assets as a percent of total assets was 0.05% at June 30, 2000 compared to 0.11% at June 30, 1999.

Non-Interest Income: Non-interest income was $225,694 for the three months ended June 30, 2000 and $173,416 for the three months ended June 30, 1999, an increase of 30.1%. Non-interest income was $414,593 for the six months ended June 30, 2000 and $309,490 for the six months ended June 30, 1999, an increase of 34.0%. The increase was largely due to collection of overdraft charges which increased with more accounts being opened. In a rising rate environment, customers began to experience increased difficulty in paying their bills, generating for the Bank a 73.6% increase in service charges on the demand deposit accounts. Other service charges and fees increased 26.1% with the Bank placing a higher emphasis on collection of fees already in place from the customer. Also, in August 1999 the Bank raised its ATM non-customer service charges from 75cents to 95 cents with the six months ended June 30, 2000 having the full effect of that change.

Non-Interest Expense: Non-interest expense was $1,104,432 for the three months ended June 30, 2000 and $1,116,527 for the three months ended June 30, 1999, a decrease of 1.1%. Non-interest expense was $2,176,767 for the six months ended June 30, 2000 and $1,994,545 for the six months ended June 30, 1999, an increase of 9.1%. The largest components of non-interest expense are office occupancy, data processing, and credit card processing. For the six months ended June 30, 2000 compared to the six months ended June 30, 1999, office occupancy increased 33.9%, data processing increased 44.1%, and credit card processing increased 59.3%. At June 30, 2000, the Bank had six full months of rental expense for the three offices opened last year and two months of additional expense for the new office in Madison, Ohio (which has an anticipated opening date of August 2000). Also in 1999, the Bank was offsetting its occupancy expenses with rental income received for leased office space at a rate of $5,000 per month. The Bank decided to discontinue the lease to allow its operations to expand. Also, data processing increased with new data transmission line charges for the new offices opened and additional service charges based on higher volumes of savings and loan accounts. Credit card processing increased with the Bank focusing branch customer sales on merchant credit card processing. Additionally during the six months ended June 30, 1999, the Bank had expensed acquisition costs totaling $158,894.

The effective tax rate for the six months ended June 30,2000 was 35.1% compared to 37.3% for the six months ended June 30,1999.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999, which was amended by (SFAS) No. 137 which changed the effective date to fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and its resulting designation. This Statement should not be applied retroactively to prior period financial statements. At the present time, the Corporation does not feel there will be an impact on the Corporation's consolidated financial statements as a result of the adoption of SFAS No.133, as the Corporation does not currently engage in derivative activities.

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

         On April 18, 2000, the Company held its Annual Meeting of Shareholders. Each of the eleven directors were elected to serve as directors until the 2001 Annual Meeting of Shareholders.

         James A Brown              For: 1,947,251   Against:0    Abstain:27,750
         Richard T. Flenner Jr.     For: 1,945,751   Against:0    Abstain:29,250
         James V. Fryan             For: 1,947,251   Against:0    Abstain:27,750
         George C. Lott             For: 1,945,251   Against:0    Abstain:29,750
         George X. Mechir           For: 1,945,251   Against:0    Abstain:29,750
         Jerome T. Osborne          For: 1,908,251   Against:0    Abstain:66,750
         Richard M. Osborne         For: 1,908,251   Against:0    Abstain:66,750
         Edward R. Pike             For: 1,946,351   Against:0    Abstain:28,650
         Thomas J. Smith            For: 1,946,851   Against:0    Abstain:28,150
         Joseph T. Svete            For: 1,947,251   Against:0    Abstain:27,750
         Thomas E. Wheeler          For: 1,911,351   Against:0    Abstain:63,650

         Ratification of the selection of KPMG LLP to serve as the Company"s independent auditors for the fiscal year ending December 31, 2000.
                               For: 1,964,113   Against: 6,350    Abstain: 4,538
         Broker non-votes were zero.
         Total shares equal 2,133,906 with 1,975,001 shares voted and 158,905 shares not-voted.


ITEM 5   -   OTHER INFORMATION-Not Applicable
ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-k

         Exhibits

         27    Financial Data Schedule

               No report on Form 8-K was filed during the three months ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GLB BANCORP, INC.


By:    /s/ Richard T. Flenner, Jr.                     Date:  August 11, 2000
    ----------------------------------------                  ---------------
       Richard T. Flenner, Jr., President
       Chief Executive Officer and Director


By:    /s/ Cheryl J. Mihitsch                          Date: August 11, 2000
  ------------------------------------------                 ----------------
       Cheryl J. Mihitsch
       Principal Financial and Accounting Officer