Form 10QSB
period 2000-09-30
GLB BANCORP INC
filed 2000-11-09
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  ____________________

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

As of September 30, 2000, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes     No  X
                                                  ---    ---

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS

Part I.           Financial Information                                                      Page

Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Financial Condition as of September 30, 2000      3
                  (unaudited), December 31, 1999, and September 30, 1999 (unaudited)


                  Consolidated Statements of Earnings (unaudited) for the three                4
                  months and nine months ended September 30, 2000 and
                  September 30, 1999

                  Consolidated Statements of Cash Flows (unaudited) for the                    5
                  nine months ended September 30, 2000 and September 30, 1999

                  Notes to Consolidated Financial Statements (unaudited)                       6

Item 2.           Management's Discussion and Analysis of Financial Condition                  7
                  and Results of Operations

Part II.          Other Information                                                            9

Signatures                                                                                     10

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                           SEPT. 30, 2000   DECEMBER 31, 1999   SEPT. 30, 1999
Assets                                                      (UNAUDITED)                           (UNAUDITED)
                                                           --------------   -----------------   --------------

Cash and due from banks                                    $   6,771,732      $   5,972,557      $   4,798,416
Federal funds sold                                             6,642,950         14,506,895         17,788,678
                                                           -------------      -------------      -------------
     Total Cash and Cash Equivalents                          13,414,682         20,479,452         22,587,094

Securities Available for Sale                                  3,637,010          3,732,250          3,652,437
Securities Held to Maturity                                    1,990,317          2,000,233          2,001,824
Loans, net of allowance for loan losses                      101,764,532         87,412,502         82,633,152
Stock in Federal Home Loan Bank of Cincinnati, at cost           583,300            552,700            543,200
Premises and equipment, net                                    3,172,349          3,233,718          3,172,364
Intangibles, net                                                 663,712            699,565            716,541
Other assets                                                   1,166,214            963,256            921,083
                                                           -------------      -------------      -------------

     Total Assets                                          $ 126,392,116      $ 119,073,676      $ 116,227,695
                                                           =============      =============      =============


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                       $  17,400,071      $  16,526,276      $  14,893,554
Interest bearing demand deposits                              10,628,828          9,116,668          8,301,980
Savings accounts                                              43,182,694         41,940,268         41,329,532
Certificate of deposit accounts                               17,549,221         14,561,451         14,950,355
                                                           -------------      -------------      -------------
     Total Deposits                                           88,760,814         82,144,663         79,475,421

Advances from the Federal Home Loan Bank                      10,500,000         10,500,000         10,500,000
Accrued expenses and other liabilities                           731,008            800,208            735,053
                                                           -------------      -------------      -------------
     Total Liabilities                                        99,991,822         93,444,871         90,710,474
                                                           -------------      -------------      -------------

Shareholders' Equity

Common Stock, no par value,
     10,000,000 shares authorized;
      2,133,906 shares issued and outstanding                  5,334,765          5,334,765          5,334,765
Additional Paid-In Capital                                    19,152,715         19,152,715         19,152,715
Retained Earnings                                              2,496,683          1,648,221          1,377,115
Accumulated Other Comprehensive Loss                            (583,869)          (506,896)          (347,374)
                                                           -------------      -------------      -------------
     Total Shareholders' Equity                               26,400,294         25,628,805         25,517,221
                                                           -------------      -------------      -------------

     Total Liabilities and Shareholders' Equity            $ 126,392,116      $ 119,073,676      $ 116,227,695
                                                           =============      =============      =============


See accompanying notes to financial statements

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED SEPT. 30,              NINE MONTHS ENDED SEPT. 30,
                                                   2000               1999                  2000                 1999
                                            ----------------    ---------------     ----------------     ----------------
Interest Income:
Loans                                            $2,127,004         $1,662,002           $5,959,375           $4,486,102
Federal funds sold                                  153,855            247,840              533,701              801,598
Securities                                           74,542             64,775              229,946              180,169
                                            ----------------    ---------------     ----------------     ----------------
    Total Interest Income                         2,355,401          1,974,617            6,723,022            5,467,869

Interest Expense:
Deposits                                            676,288            592,019            1,939,133            1,709,359
FHLB Advances                                       171,620            172,090              511,130              441,544
                                            ----------------    ---------------     ----------------     ----------------
    Total Interest Expense                          847,908            764,109            2,450,263            2,150,903
                                            ----------------    ---------------     ----------------     ----------------

    Net Interest Income                           1,507,493          1,210,508            4,272,759            3,316,966

Provision for loan losses                           150,000             39,000              255,000              108,000
                                            ----------------    ---------------     ----------------     ----------------

    Net Interest Income After Provision           1,357,493          1,171,508            4,017,759            3,208,966
                                            ----------------    ---------------     ----------------     ----------------

Non-Interest Income:
Service charges on demand deposits                   87,588             57,996              248,541              150,702
Loan fees                                            75,048             61,162              208,970              174,738
Other service charges and fees                       54,220             46,381              152,983              124,701
Gain on sale of loans                                 2,574             12,933               23,529               37,821
                                            ----------------    ---------------     ----------------     ----------------
    Total Non-Interest Income                       219,430            178,472              634,023              487,962

Non-Interest Expense:
Compensation and related benefits                   562,086            483,535            1,603,855            1,369,600
Office occupancy and equipment, net                 256,619            217,475              732,579              572,932
Professional fees                                    26,871             31,359               95,878               95,987
Advertising                                          40,691             24,693               91,060               73,643
Amortization of intangibles                          25,150             30,181               73,742               79,369
Ohio franchise tax                                   31,875             29,423               96,125               87,685
Data processing                                      62,913             49,518              185,881              134,835
Office supplies and printing                         30,685             23,400              109,727              100,797
FDIC deposit insurance                                4,110              1,960               12,276                5,640
Credit card processing                               26,873             19,598               78,394               52,561
Year 2000 expenses                                        0              1,052                7,223               18,551
Acquisition expenses                                      0              9,460                    0              168,354
Other operating expenses                             99,353             75,312              257,253              213,556
                                            ----------------    ---------------     ----------------     ----------------
    Total Non-Interest Expenses                   1,167,226            996,966            3,343,993            2,973,510
                                            ----------------    ---------------     ----------------     ----------------

Income Before Income Tax Expense                    409,697            353,014            1,307,789              723,418
    Federal and State Income Tax                    144,248            133,930              459,327              283,283
                                            ----------------    ---------------     ----------------     ----------------
    Net Income                                   $  265,449         $  219,084           $  848,462           $  440,135
                                            ================    ===============     ================     ================
    Earnings per share basic and diluted         $     0.12         $     0.10           $     0.40           $     0.21
                                            ================    ===============     ================     ================



See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             ------------------------------
                                                                 2000              1999
                                                             ------------      ------------


Cash flows from operating activities:
Net income                                                   $    848,462      $    440,135
Adjustments required to reconcile net income to net cash
   Provided by operating activities:
Amortization of intangibles                                        73,742            79,369
Depreciation                                                      226,946           194,818
Premium amortization and discount accretion, net                  (18,192)            4,981
Net deferred loan origination fees (costs)                        (16,610)           22,152
Origination of loans held for sale                             (2,785,964)       (5,848,151)
Proceeds from sale of loans held for sale                       2,775,728         5,819,734
Gain on sale of loans                                             (23,529)          (37,821)
Provision for loan losses                                         255,000           108,000
Origination of mortgage servicing rights                          (37,889)         (103,886)
Increase in other assets                                         (160,991)              (22)
Decrease in accrued expenses and other liabilities                (69,200)          (46,182)
                                                             ------------      ------------
   Net cash provided by operating activities:                   1,067,503           633,127
                                                             ------------      ------------

Cash flows from investing activities:
Purchases of securities available for sale                        (23,700)       (1,395,045)
Purchases of securities held to maturity                         (471,892)         (499,063)
Maturities and payments of securities held to maturity            500,000           500,000
Purchase of FHLB stock                                            (30,600)          (84,200)
Origination of loans, net of principal collected              (14,556,655)      (22,366,605)
Purchases of premises and equipment                              (165,577)         (661,875)
Disposals of premises and equipment                                     0            (1,052)
                                                             ------------      ------------
   Net cash used in investing activities:                     (14,748,424)      (24,507,840)
                                                             ------------      ------------

Cash flows from financing activities:
Net increase in deposits                                        6,616,151        10,820,295
Net Cash proceeds for FHLB advances                                     0         1,500,000
                                                             ------------      ------------
   Net cash provided by financing activities:                   6,616,151        12,320,295
                                                             ------------      ------------


Net decrease in cash and cash equivalents                      (7,064,770)      (11,554,418)
Cash and cash equivalents at beginning of period               20,479,452        34,141,512
                                                             ------------      ------------
Cash and cash equivalents at end of period                   $ 13,414,682      $ 22,587,094
                                                             ============      ============

Supplemental disclosures of cash flow information:
     Interest paid on deposits and borrowings                $  2,434,370      $  2,144,958
     Income taxes paid                                       $    507,887      $    221,000



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

The results of operations and cash flows reported for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1999, contained in the Corporation's 1999 Annual Report and the Corporation's Form 10-KSB filed for December 31, 1999.

Note 2.  EARNINGS PER SHARE

Basic and diluted earnings per share were computed based on 2,133,906 weighted average number of shares outstanding for the three months and nine months ended September 30, 2000 and 1999, respectively.

Note 3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the three months and nine months ended September 30, 2000 and 1999 are as follows:


                                                 FOR THE THREE MONTHS ENDED SEPT. 30,
                                                        2000             1999
                                                      ---------       ---------

Net Income                                             $265,449        $219,084
Other comprehensive income:
     Change in unrealized loss on securities
     available for sale, net of tax                     (10,098)       (127,188)
                                                      ---------       ---------
Comprehensive income                                   $255,351        $ 91,896


                                                 FOR THE NINE MONTHS ENDED SEPT. 30,
                                                        2000            1999
                                                      ---------       ---------

Net Income                                             $848,462        $440,135
Other comprehensive income:
     Change in unrealized loss on securities
     available for sale, net of tax                     (76,973)       (354,566)
                                                      ---------       ---------
Comprehensive income                                   $771,489        $ 85,569

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

                        STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $126,392,116 at September 30, 2000, compared to $119,073,676 at December 31, 1999, an increase of 6.1%. Growth on the balance sheet of the Corporation was slower than prior periods with loans increasing 16.4% and deposits increasing 8.1% for the nine months ended September 30, 2000 compared to loans increasing 37.0% and deposits increasing 15.8% for the nine months ended September 30, 1999. The Federal Reserve Bank Board's actions to raise the Fed Funds rate five times since the beginning of the year has slowed the economy.

The rising rate environment has naturally caused loan and savings interest rates to increase. While customers may enjoy receiving higher rates on savings instruments, they are also paying a higher rate of interest on any new or adjustable loan. This has decreased the volume of new loans as customers hold back waiting to see if rates will decrease. Statistics in our local lending area of Lake County, reveal that property transfers comparing 1999 to 2000 have declined by 9%, indicative that the real estate market has softened as a result of higher mortgage rates.

GLB Bancorp's core deposits remain strong while growing at a more conservative pace than the prior period. Customers are being flooded by the news media with stock market information, shifting the peer competition for deposits from our banking competitors to the stock market.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation feels it has adequate resources to fund its required commitments as of September 30, 2000, routinely monitoring its funding sources.

                                CAPITAL RESOURCES

Shareholders' equity was $26,400,294 at September 30, 2000 and $25,628,805 at December 31, 1999. Net income for the nine months ended September 30, 2000 of $848,462 was offset by the change in unrealized losses on securities available for sale of $76,973, net of taxes, recorded as a component of accumulated other comprehensive loss. The decrease in market value of the securities is due to market interest rate fluctuations and not due to the deterioration of the security purchased.

                              RESULTS OF OPERATIONS

Net Income: The Corporation had net income of $265,449 for the three months ended September 30, 2000, compared to $219,084 for the three months ended September 30, 1999 , an increase of 21.2%. The Corporation had net income of $848,462 for the nine months ended September 30, 2000, compared to $440,135 for the nine months ended September 30, 1999, an increase of 92.8%.Return on average assets (ROA) for the nine months ended September 30, 2000 was 0.93%, compared to 0.54% for the nine months ended September 30, 1999. Return on average equity
(ROE) for the nine months ended September 30, 2000 was 4.34%, compared to 2.30% for the nine months ended September 30, 1999. ROA and ROE have increased partially due to the prior year results including $168,354 in acquisition expenses. Also, increases in the volume of new DDA accounts have increased service charges and overdraft charges. New loan volume at higher rates has generated additional loan interest income.

Interest Income: Interest income was $2,355,401 for the three months ended September 30, 2000, compared to $1,974,617 for the three months ended September 30, 1999, an increase of 19.3%. Interest income was $6,723,022 for the nine months ended September 30, 2000, compared to $5,467,869 for the nine months ended September 30, 1999, an increase of 23.0%. Interest income increased largely due to new loan volume and increases in rates on loans using the index, prime. The Bank currently has $16.2 million in loans tied to prime which would have adjusted upward with each of the fed fund rate increases. Since the growth in deposits has been less than loans, Fed Fund income has decreased 33.4% for the nine months ended September 30, 2000 compared to the same period in 1999, with the Bank using Fed Funds to fund loans and operations.

Interest Expense: Interest expense was $847,908 for the three months ended September 30, 2000, compared to $764,109 for the three months ended September 30, 1999, an increase of 11.0%. Interest expense was $2,450,263 for the nine months ended September 30, 2000, compared to $2,150,903 for the nine months ended September 30, 1999, an increase of 13.9%. This increase was due to normal fluctuations in existing account balances and the continued opening of new deposit accounts with current and new customers. In the current rising rate environment GLB Bancorp has raised its rates on certificates of deposit when deemed necessary to be competitive in the market place. Interest expense also increased due to an additional FHLB advance of $3 million purchased in May 1999 with five months of expense in the prior period compared to nine months in the current period. The Bank typically does not borrow funds, instead it tries to match its loan and deposit growth as much as is possible in today's market.

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $150,000 for the three months ended September 30, 2000 compared to $39,000 for the three months ended September 30, 1999. The provision for loan losses was $255,000 for the nine months ended September 30, 2000 compared to $108,000 for the nine months ended September 30, 1999. The increase in the provision for loan losses was principally a result of increased loan volume. Net charge-offs for the three months ended September 30, 2000 were $58,469 compared to $994 in net charge-offs for the three months ended September 30, 1999. Net charge-offs for the nine months ended September 30, 2000 were $92,772 compared to $6,859 in net charge-offs for the nine months ended September 30, 1999. The increase in net charge-offs for the nine months ended September 30, 2000 is primarily due to charging off a commercial loan for $50,000 and $46,742 in our consumer loan portfolio largely attributable to one customer with several loans. The non-performing assets as a percent of total assets was 0.14% at September 30, 2000 compared to 0.04% at September 30, 1999.

Non-Interest Income: Non-interest income was $219,430 for the three months ended September 30, 2000 and $178,472 for the three months ended September 30, 1999, an increase of 22.9%. Non-interest income was $634,023 for the nine months ended September 30, 2000 and $487,962 for the nine months ended September 30, 1999, an increase of 29.9%. The increase was largely due to collection of overdraft charges which increased with more accounts being opened, generating for the Bank a 64.9% increase in service charges on the demand deposit accounts. Other service charges and fees increased 22.7% mostly due to increased volume in merchant credit card activity from new and existing customers. Also, in August 1999 the Bank raised its ATM non-customer service charges from 75 cents to 95 cents with the nine months ended September 30, 2000 having the full effect of that change.

Non-Interest Expense: Non-interest expense was $1,167,226 for the three months ended September 30, 2000 and $996,966 for the three months ended September 30, 1999, a decrease of 17.1%. Non-interest expense was $3,343,993 for the nine months ended September 30, 2000 and $2,973,510 for the nine months ended September 30, 1999, an increase of 12.5%. The largest components of non-interest expense are office occupancy, data processing, and credit card processing. For the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, office occupancy increased 27.9%, data processing increased 37.9%, and credit card processing increased 49.1%. At September 30, 2000, the Bank had nine full months of rental expense for the three offices opened last year and five months of additional expense for the new office in Madison, Ohio which opened August 2000. Also in 1999, the Bank was offsetting its occupancy expenses with rental income received for leased office space at a rate of $5,000 per month. The Bank decided to discontinue the lease to allow its operations to expand. Data processing increased with new data transmission line charges for the new offices opened and additional service charges based on higher volumes of savings and loan accounts. Credit card processing increased with the Bank focusing branch customer sales on merchant credit card processing and increased volume being generated by those new and existing merchants. Additionally during the nine months ended September 30, 1999, the Bank had expensed acquisition costs totaling $168,354.

The effective tax rate for the nine months ended September 30, 2000 was 35.1% compared to 39.2% for the nine months ended September 30,1999.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999, which was amended by (SFAS) No. 137 which changed the effective date to fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and its resulting designation. This Statement should not be applied retroactively to prior period financial statements. In June 2000, SFAS No. 133 was also amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which adds further guidance related to the accounting for derivative instruments and hedging activities. At the present time, the Corporation feels the impact on the Corporation's consolidated financial statements as a result of the adoption of SFAS No.133, as amended by SFAS No. 137 and SFAS No. 138 would be immaterial, as the Corporation does not currently engage in derivative activities.


                               FUTURE DEVELOPMENTS


To date, the Corporation has successfully dealt with the Year 2000 date change. The Corporation will continue to monitor all core business processes and mission critical systems in order to identify and address any future problems.



                                GLB BANCORP, INC.
                           PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS-Not applicable
ITEM 2   -   CHANGES IN SECURITIES AND USE OF PROCEEDS-Not Applicable
ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES-Not Applicable
ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-Not Applicable
ITEM 5   -   OTHER INFORMATION-Not Applicable
ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-k

         Exhibits

         27        Financial Data Schedule

                  No report on Form 8-K was filed during the three months ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLB BANCORP, INC.


By:  /s/ Richard T. Flenner, Jr.                      Date:  November 9, 2000
    ----------------------------------------                 -----------------
           Richard T. Flenner, Jr., President
           Chief Executive Officer and Director



By:  /s/ Cheryl J. Mihitsch                           Date: November 9, 2000
    ------------------------------------------              ------------------
           Cheryl J. Mihitsch
           Principal Financial and Accounting Officer