Form 10KSB40
period 2000-12-31
GLB BANCORP INC
filed 2001-03-27
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No___
          ---
Indicate if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year. $9,985,632.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 26, 2001, 2,133,906 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $11,350,243 upon the trading price of $8.125 per share.

Documents incorporated by References:
Portions of the 2000 Annual report-Part II
Portions of the Proxy Statement for the 2001 Annual Meeting (to be filed in April 2001)- Part III

Transitional Small Business Disclosure Format Yes     No  X
                                                  ---    ---

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS

         Part I                                               Page No.

Item 1.  Description of Business                              3-15

Item 2.  Description of Property                              15

Item 3.  Legal Proceedings                                    15

Item 4.  Submission of Matters to a Vote
           of Security Holders                                15

         Part II

Item 5.  Market for the Registrant's
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

GENERAL

         GLB Bancorp, Inc. (the Corporation) is a one-bank holding company that owns all of the outstanding common stock of Great Lakes Bank (the Bank). The Corporation was incorporated on March 5, 1997 for the purpose of becoming the holding company for the Bank. The holding company reorganization of the Bank was completed on September 12, 1997. With its main office located at 7001 Center Street, Mentor, Ohio 44060, the Bank is the only commercial bank headquartered in Lake County, Ohio. The Corporation provides a focused core of banking services, primarily for individuals and small to medium-sized businesses.

         The Corporation's lending activities focus primarily on secured lending for residential and commercial real estate. Most of the Corporation's loans are secured by first mortgages or junior mortgages on various types of real estate, including single-family residential, multi-family residential, mixed use, commercial, developed and undeveloped real estate. The Corporation generally does not offer commercial loans secured exclusively by accounts receivable and inventory.

         The Corporation offers a broad array of deposit products, including checking and savings accounts and certificates of deposit. Although the Corporation attempts to be competitive with other financial institutions in its market area, the Corporation generally sets its interest rates on deposits based on those offered by the leading commercial banks in the area, rather than those offered by the leading thrift institutions.

         The Corporation also maintains relationships with correspondent banks and other independent financial banking institutions to provide other services as requested by customers, including loan participations in circumstances in which the requested loan amount exceeds the Corporation's legal lending limit.

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

LENDING ACTIVITIES

         Great Lakes Bank is an active lender in Lake and Geauga Counties. The Bank's overall investment philosophy is to lend as much money as possible in the community within appropriate capital and risk limits. The Bank offers customers a variety of loans. While providing residential, commercial, and consumer loans, the Bank specializes in real estate lending with 87.3% of total loans being secured by real estate.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2000, 1999, and 1998.

                                                                           DECEMBER 31,
                                              ----------------------------------------------------------------------------
                                                          2000                      1999                      1998
                                              ------------------------  -------------------------- ------------------------
                                                  AMOUNT       PERCENT     AMOUNT        PERCENT     AMOUNT         PERCENT
                                              ------------------------  -------------------------  ------------------------
Type of Loan:
    Residential real estate ..............   $  44,954,193       42.4%  $ 37,053,118       42.4%   $ 28,059,900       46.5%
    Residential construction .............       4,342,188        4.1%     5,250,015        6.1%      5,398,818        8.9%
    Commercial real estate and other .....      43,136,917       40.7%    34,904,601       39.9%     23,083,967       38.3%
    Commercial construction ..............      11,267,258       10.6%    10,182,301       11.6%      5,248,703        8.7%
    Consumer .............................       7,104,179        6.7%     5,658,611        6.5%      3,625,487        6.0%
                                             -------------------------  ------------------------   ------------------------

Total loans ..............................     110,804,735      104.5%    93,048,646      106.5%     65,416,875      108.4%

Less:
    Undisbursed loans in process .........      (3,846,120)      -3.6%    (4,885,876)      -5.7%     (4,489,532)      -7.4%
    Unamortized loan origination fees, net        (110,975)      -0.1%      (124,897)      -0.1%       (114,464)      -0.2%
    Allowance for loan losses ............        (892,851)      -0.8%      (625,371)      -0.7%       (482,418)      -0.8%
                                             -------------------------  ------------------------   ------------------------

Net loans ................................   $ 105,954,789      100.0%  $ 87,412,502      100.0%   $ 60,330,461      100.0%
                                             =========================  ========================   ========================


         The following table presents maturity information for the loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                                          YEAR ENDED DECEMBER 31, 2000
                                             ---------------------------------------------------------------------------------------
                                                                           COMMERCIAL
                                             RESIDENTIAL   RESIDENTIAL     REAL ESTATE   COMMERCIAL
                                             REAL ESTATE   CONSTRUCTION    AND OTHER     CONSTRUCTION    CONSUMER         TOTAL
                                             ---------------------------------------------------------------------------------------
Amount Due:

Due in one year or less..................... $          0  $          0      8,199,707   $  4,341,640   $ 1,037,987  $   13,579,334
Due after one year through five years.......      552,805             0      7,625,461        971,950     1,696,851      10,847,067
Due after five years........................   44,401,389     4,342,189     27,311,748      5,953,667     4,369,341      86,378,334
                                             ---------------------------------------------------------------------------------------
    Total amount due........................ $ 44,954,194  $  4,342,189   $ 43,136,916   $ 11,267,257   $ 7,104,179     110,804,735
                                             ======================================================================-----------------

Less:
     Undisbursed loans in process...........                                                                             (3,846,120)
     Unamortized loan origination fees, net.                                                                               (110,975)
     Allowance for loan losses..............                                                                               (892,851)
Net loans...................................                                                                         $  105,954,789
                                                                                                                     ==============

         The following table shows the dollar amount of all loans due after December 31, 2000 that have predetermined interest rates and the dollar amount of all loans due after December 31, 2000 that have floating or adjustable interest rates.

                                               DECEMBER 31, 2000
                                -----------------------------------------------
                                                  FLOATING OR
                                  FIXED RATES   ADJUSTABLE RATES      TOTAL
                                -----------------------------------------------

Residential real estate ........ $  25,646,490  $  19,307,704     $  44,954,194
Residential construction .......       388,622      3,953,567         4,342,189
Commercial real estate and other     6,884,198     36,252,718        43,136,916
Commercial construction ........     1,621,040      9,646,217        11,267,257
Consumer .......................     3,544,730      3,559,449         7,104,179
                                -----------------------------------------------

Total .......................... $  38,085,080  $  72,719,655     $ 110,804,735
                                ===============================================


         In order to control interest rate risk the Bank is an active seller in the secondary mortgage market. Fixed rate mortgage loans are generally sold. Total proceeds from the sale of mortgage loans during 2000 were $4,776,168. Mortgage servicing is usually retained by the Bank to ensure better customer service.

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

                                                       DECEMBER 31, 2000
                                               -----------------------------
                                                TOTAL DOLLAR        PERCENT
TYPE OF CONSTRUCTION LOANS                          AMOUNT          OF TOTAL
----------------------------------------------------------------------------

Residential Construction ...................... $ 4,342,189           27.8%
Builder Loans .................................   4,876,640           31.3%
Commercial Construction .......................   5,418,667           34.7%
Acquisition and Development ...................     971,950            6.2%
                                               -----------------------------

       Total Construction Loans ............... $15,609,446          100.0%
                                               =============================

         Great Lakes Bank is also active in commercial lending. In Lake County, the primary service area, there are numerous small and medium-sized business establishments, including light industrial, manufacturing, retail and service businesses. The Bank makes commercial loans to these enterprises for general business purposes, most of which loans are secured by real estate. Although commercial loans generally bear somewhat more risk than single-family residential mortgage loans, commercial loans tend to be higher yielding, tend to have shorter terms and generally provide for interest-rate adjustments as prevailing rates change. The Bank has been placing more emphasis on its commercial loan products and expects to continue doing so in the future with its "Business Bankers" who work specifically with existing and prospective commercial customers.

         During 2000, Commercial real estate and construction lending increased 20.7% over 1999 levels with residential real estate and construction lending increasing at a lesser percent of 16.5% over 1999 values. Despite competitive pressures being strong in the area of commercial lending, we have been able to increase the commercial composition of our portfolio without lowering our underwriting standards. Loans are graded by loan officers before presentation for approval utilizing the Bank's relatively new loan grading system.

         Great Lakes Bank is also an active consumer lender offering a variety of installment loan products including auto loans, boat financing, savings secured loans, credit cards and second mortgages. In the area of consumer loans, the Bank has been particularly successful with its "Great Line" product, a home equity line of credit that gives the borrower flexibility and a lower interest rate and provides the Bank with a secured loan that adjusts with market interest rates. The Bank uses a "teaser rate" promotion for this product to try and increase the use of the Great Line by customers, with the rate adjusting to prime after 6 months. This product continues to bring us new business increasing by $773 thousand from 2000 to 1999.

         Great Lakes Bank believes that there are significant market opportunities for increased lending within its market area. The Bank will continue to emphasize personal service and flexibility in lending while looking for high quality loans that are properly priced and secured.

                                                            DECEMBER 31, 2000
                                                      --------------------------
                                                        TOTAL DOLLAR     PERCENT
TYPE OF CONSUMER LOANS                                      AMOUNT      OF TOTAL
-------------------------------------------------------------------------------

Home Equity Loans ....................................   $  854,755      12.0%
Home Equity Lines of Credit ..........................    3,559,449      50.1%
Automobile Loans .....................................    1,211,856      17.1%
Boat Loans ...........................................      276,443       3.9%
Passbook Loans .......................................      107,973       1.5%
Other Secured Consumer Loans .........................      647,339       9.1%
Credit Cards and Other Unsecured Consumer Loans ......      446,364       6.3%
                                                      --------------------------

    Total Consumer Loans .............................   $7,104,179     100.0%
                                                      ==========================

NONPERFORMING LOANS

         A loan is considered by Great Lakes Bank to be nonperforming when it is 90 days or more delinquent or, if sooner, when the Bank has determined that repayment of the loan in full is unlikely. Late charges on residential mortgages are assessed if a payment is not received by the 15th day after the due date, and on installment loans, late charges are assessed if a payment is not received by the 10th day following the due date. Immediately thereafter, any borrower whose payment is not received by the proper time is mailed a past due notice. The borrower will be contacted by telephone if the delinquency continues to the 30th day. Late charges generally do not apply to Great Lakes Bank's commercial loans. With payments generally due on the first of each month, a commercial borrower will be contacted if a loan payment has not been received by the tenth day of the month. Credit card statement processing is undertaken by a third party under contract with Great Lakes Bank. Past due notices are generated automatically, depending on the stage of delinquency of the card holder, with chargeoffs occurring after 120 days.

         It is the Bank's policy to cease accruing interest on any loan where the principal and/or interest remains unpaid for 90 days or more, unless the loan is for a one-to-four family residential dwelling or is well collateralized. There was one commercial loan totaling $66,427 on nonaccrual status at December 31, 2000 and no loans on nonaccrual status at December 31, 1999, respectively.

         Impaired loans include all nonaccrual and restructured commercial real estate and other commercial loans. Residential real estate and consumer loans are excluded from the definition of an impaired loan. Loan impairment is measured as the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral of an impaired collateral dependent loan or an observable market price. Interest income on impaired loans is recognized on a cash-basis method. There were no impaired loans at December 31, 2000 and 1999, respectively.

         Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances could cause the borrowers to be unable to comply with the existing loan repayment terms at some future date. Problem loans are classified as "watch", "special mention", "substandard" and "doubtful". These potential problem loans totaled approximately $4,890,140 at December 31, 2000 compared to $2,393,512 at December 31, 1999. The majority of these loans in 2000 were in the "watch" category totaling approximately $4.5 million.

     The following table summarizes nonperforming assets by category.

                                                               YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                        2000            1999           1998
                                                  --------------  --------------  --------------
Residential family real estate:
  Nonaccrual ...................................   $          0    $          0    $          0
  Past due 90 days or more .....................         93,714           4,267               0
Commercial real estate and other:
  Nonaccrual ...................................         66,427               0               0
  Past due 90 days or more .....................        206,260               0          46,486
Consumer:
  Nonaccrual ...................................              0               0               0
  Past due 90 days or more .....................         12,765          59,608             994
                                                   ------------    ------------    ------------
      Total nonperforming loans ................        379,166          63,875          47,480
Other Real Estate owned ........................              0               0               0
                                                   ------------    ------------    ------------
      Total nonperforming assets ...............   $    379,166    $     63,875    $     47,480
                                                   ============    ============    ============

Loans outstanding, net .........................   $105,954,789    $ 87,412,502    $ 60,330,461
Allowance for loans losses .....................   $    892,851    $    625,371    $    482,418
Allowance for loan losses to total loans, net ..           0.84%           0.72%           0.80%
Nonperforming loans to total loans, net ........           0.36%           0.07%           0.08%
Nonperforming loans to total assets ............           0.29%           0.05%           0.05%
Allowance for loan losses to nonperforming loans          235.5%          979.1%        1,016.0%

ALLOWANCE FOR LOAN LOSSES

         The amount of the allowance for loan losses is based on management's systematic detailed analysis of risks inherent in the various segments of the loan portfolio, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually, on a monthly basis. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio, as well as, evaluation of individual loans, account status, payment history, ability to repay and probability of repayment. During the year ended December 31, 2000, management conducted reviews of the established reserve percentages used in calculating the required allowance for loan losses at the end of each quarter. These reviews were conducted using the historical losses the Bank had experienced according to type of loan along with the most currently available national and regional industry data on chargeoffs.

         Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2000, future adjustments to the allowance may be necessary. Net earnings could be affected, if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. Additionally, as an integral part of the examination process bank regulatory agencies periodically review Great Lakes Bank's allowance for loan losses.

         The Allowance for loan losses on December 31, 2000 was $892,851, 0.84% of total loans, compared to $625,371, or 0.72% at December 31, 1999. The provision for loan losses charged to operating expense was $367,500 and $151,000 in 2000 and 1999, respectively. Management's decision to increase the provision by 143.4% was the result of portfolio growth with net loans increasing 21.2% from 1999 to 2000, the increase in net charge offs to average loans of 0.09% from 1999 to 2000 and the increase in nonperforming loans to total net loans from 0.07% at December 31, 1999 to 0.36% at December 31, 2000.

         The following is a summary of Great Lakes Bank's loan loss experience and selected ratios for the periods presented.

                                                            YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                     2000             1999             1998
                                              ----------------  --------------  ---------------
Allowance for loan losses (beginning of year)   $    625,371    $    482,418    $    402,534

Loans charged off:
    Residential real estate .................              0               0               0
    Commercial real estate and other ........         50,000           3,185          14,406
    Construction ............................              0               0               0
    Consumer ................................         54,712          23,284          28,478
                                                ------------    ------------    ------------

    Total loans charged off .................        104,712          26,469          42,884

Recoveries of loans previously charged off:
    Residential  real estate ................              0               0               0
    Commercial real estate and other ........          2,906           2,009               0
    Construction ............................              0               0               0
    Consumer ................................          1,786          16,413           2,768
                                                ------------    ------------    ------------

   Total recoveries .........................          4,692          18,422           2,768
                                                ------------    ------------    ------------

Net loans charged off .......................        100,020           8,047          40,116

Provision for loan losses ...................        367,500         151,000         120,000
                                                ------------    ------------    ------------

Allowance for loan losses (end of year) .....   $    892,851    $    625,371    $    482,418
                                                ============    ============    ============


Average loans outstanding, net ..............   $ 96,859,625    $ 75,499,457    $ 55,649,657
Loans outstanding, net ......................   $105,954,789    $ 87,412,502    $ 60,330,461

Net charge offs to average loans ............           0.10%           0.01%           0.07%

         With Great Lakes Bank's emphasis on real estate secured lending, delinquencies and chargeoffs are below industry norms. The Bank had 0.10% of net chargeoffs to average loans at December 31, 2000 compared to 0.01% at December 31, 1999. The increase in net chargoffs was due to one commercial loan for $50,000 and several loans to one consumer loan customer for $24,360 and numerous credit card customer chargeoffs. Great Lakes Bank is committed to a conservative, secured approach to lending that we anticipate will result in continued low charge off rates.

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

                                                            YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------
                                          2000                        1999                      1998
                                --------------------------  ------------------------- -------------------------
                                              PERCENT OF                PERCENT OF             PERCENT OF
                                               LOANS TO                  LOANS TO               LOANS TO
                                    AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS    AMOUNT   TOTAL LOANS
                                   -----------------------------------------------------------------------
Type of loan
  Residential real estate ........ $124,300      13.9%       $ 85,050       13.60%    $111,052      42.89%
  Commercial real estate and other  565,020      63.3%        375,223       60.00%     285,094      35.29%
  Construction ...................   96,100      10.8%         66,915       10.70%      21,949      16.28%
  Consumer .......................  107,431      12.0%         98,183       15.70%      64,323       5.54%
                                   -----------------------------------------------------------------------
      Total ...................... $892,851    100.00%       $625,371      100.00%    $482,418     100.00%
                                   =======================================================================

SECURITIES

         The Corporation classifies its securities as either held to maturity or available-for-sale. Securities may be in interest-bearing deposits, U. S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. Great Lakes Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Corporation's investment policy is to limit interest-rate risk. GLB Bancorp's operations independent of Great Lakes Bank consist principally of investments in a small number of financial institutions or financial institution holding companies, which investments are treated as available-for-sale and represent less than 5% of the outstanding shares of those institutions or holding companies.

         The following table sets forth the carrying value of the Corporation's investment portfolio at the dates indicated.

                                                          YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                   2000            1999             1998
                                               --------------- ---------------- ---------------
Securities Available-for-Sale:

    Equity Securities......................   $4,535,270       $4,512,090        $2,791,814

Securities Held to Maturity:

    U.S. Treasury and other U.S.
    Government agency obligations..........   $1,988,971       $2,000,233        $2,007,742

         The following table sets forth the scheduled maturities of held to maturity securities at December 31, 2000.


                                                                           WEIGHTED AVERAGE
                                                           AMOUNT                YIELD
                                                   --------------------    ----------------

Due in one year or less .......................         $  997,502               5.56%
Due from one year to five years ...............            991,469               5.72%
                                                   --------------------
    Total .....................................         $1,988,971
                                                   ====================

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

         The Bank's most substantial deposits were investors Messrs. Jerome T. and Richard M. Osborne, individually and with affiliated companies and immediate family members. Their combined total deposits were approximately $7.4 million as of December 31, 2000, $8.3 million as of December 31, 1999 and $6.7 million as of December 31, 1998.

         The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

                                                                            DECEMBER 31,
                                    ------------------------------------------------------------------------------------------
                                                  2000                          1999                           1998
                                    ----------------------------- -----------------------------  -----------------------------
                                                 AVERAGE                       AVERAGE                        AVERAGE
                                       AMOUNT     YIELD   PERCENT    AMOUNT     YIELD   PERCENT     AMOUNT     YIELD   PERCENT
                                    ----------------------------- -----------------------------  -----------------------------
Noninterest bearing
  demand
    Deposit .................       $16,973,088   0.00%    18.8%  $16,526,276  0.00%     20.1%   $12,886,078    0.00%   18.8%
Interest bearing demand
    Deposit .................        10,879,750   1.46%    12.0%    9,116,668  1.44%     11.1%     7,154,389    2.23%   10.4%
Savings .....................        42,697,244   3.74%    47.3%   41,940,268  3.69%     51.1%    35,144,171    3.76%   51.2%
                                    ----------------------------- -----------------------------  -----------------------------

Total Transaction accounts ..        70,550,082            78.1%   67,583,212            82.3%    55,184,638            80.4%

Certificates:

4.00% and less...............                --             0.0%       92,061             0.1%        74,665             0.1%
4.01% -- 5.00%...............         2,693,253             3.0%    6,957,454             8.5%     3,556,146             5.2%
5.01% -- 6.00%...............         6,408,086             7.1%    4,275,620             5.2%     6,652,027             9.7%
6.01%  -  7.00%..............        10,034,286            11.1%    2,243,348             2.7%     2,170,829             3.1%
7.01% -- 8.00%...............           618,143             0.7%      992,968             1.2%     1,016,821             1.5%
                                    ----------------------------- -----------------------------  -----------------------------
Total Certificate accounts...        19,753,768    5.63%   21.9%   14,561,451  5.32%     17.7%    13,470,488   5.62%    19.6%
                                    ----------------------------- -----------------------------  -----------------------------
Total Deposits...............       $90,303,850    3.85%  100.0%  $82,144,663  3.80%    100.0%   $68,655,126   4.06%   100.0%
                                    ============================= =============================  =============================


         The following table sets forth the amount of time deposits that are $100,000 or more, including certificates of deposit, by time remaining until maturity.
                                                            DECEMBER 31, 2000
                                                          ----------------------

               Three months or less.....................     $     1,389,346
               Four months through six months...........             675,623
               Seven months through twelve months.......           2,844,876
               Over twelve months.......................           1,131,414
                                                            -----------------

                   Total................................     $     6,041,259
                                                            =================

BORROWINGS

Deposits, repayment of loan principal and federal funds are the primary source of funds for the Corporation's lending activities and other general business purposes. However, during periods when the supply of lendable funds or funds available for general business purposes cannot meet the demand for loans or such general business purposes, the Bank may obtain funds through loans (advances) from the FHLB. The FHLB generally limits advances to 25% of assets with a total borrowing limit of 40% of assets from all borrowing sources. Advances are collateralized by any combination of the following assets and collateralization rates: one- to four-family first mortgage loans, not past due greater than 90 days, pledged on a blanket basis at 135% of the advance amount, specifically identified mortgage loans at 135% of the advance amount and various types of investment and mortgage-backed securities at rates ranging from 101-110% of the advance amount. FHLB stock owned by the Bank is pledged as additional collateral but is not available as primary collateral.


                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           2000          1999            1998
                                       ------------  -------------  ------------
Maximum amount outstanding:
FHLB advances..........................$12,543,900   $10,500,000    $ 9,000,000


Average amount of FHLB advances and
other borrowings outstanding .......... 10,631,258     9,294,355      7,512,097

Weighted average interest rate of total
Borrowings based on period ended ......       6.51%         6.60%          6.78%

         The following table sets forth certain information as to FHLB advances and other borrowings at the dates indicated.

                                                                      DECEMBER 31,
                               -------------------------------------------------------------------------------------------
                                           2000                           1999                           1998
                               ------------------------------ ------------------------------ -----------------------------
                                                  WEIGHTED                       WEIGHTED                       WEIGHTED
                                                   AVERAGE                       AVERAGE                        AVERAGE
                                       AMOUNT     INTEREST           AMOUNT      INTEREST         AMOUNT        INTEREST
                                                    RATE                          RATE                            RATE
                               ------------------------------ ------------------------------ -----------------------------
FHLB advances.................   $    12,543,900    6.51%       $   10,500,000    6.60%      $   9,000,000       6.78%
                               ------------------             ------------------             ---------------
Total borrowings..............   $    12,543,900                $   10,500,000               $   9,000,000
                               ==================             ==================             ===============

EMPLOYEES

As of December 31, 2000, the Bank had 70 full-time and 26 part-time employees. None of the Bank's employees are represented by any collective bargaining group. Management considers its employee relations to be good. The Holding Company currently has no paid employees.

REGULATION AND SUPERVISION

         The Corporation is a bank holding company within the meaning of the Bank Holding Company ("BHC") Act. As such, the Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Bank of Cleveland. The Corporation is required to file annual reports with the FRB and to provide the FRB such additional information as the FRB may require. The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities.

         The Bank is an Ohio-chartered commercial bank. The deposits of the Bank are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. As a state-chartered, non-member bank, the Bank is primarily regulated by the FDIC and the Division.

         The Corporation and the Bank are extensively regulated under federal and state law. These federal and state laws are intended to protect depositors, not shareholders. Federal and state laws applicable to bank holding companies and banks regulate, among other things, the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends, and a variety of other important matters.

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

         The Securities and Exchange Commission issued Regulation FD during 2000. Regulation FD significantly impacts company disclosure practices. It established affirmative disclosure requirements for public corporations to widely, rather than selectively, disseminate nonpublic information. It seeks to increase investor confidence in the integrity of the capital markets through full and fair disclosure.

BANK HOLDING COMPANY REGULATION

         The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent of the voting shares of any Corporation that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHC Act, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any Corporation, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the BHC Act. These activities include: operating a savings association, mortgage company, finance company, or credit card company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

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

         As a bank holding company subject to regulation by the FRB, the Corporation must comply with policy statements issued by the FRB. The FRB's policy statement governing payment of cash dividends provides that a bank holding company should not pay cash dividends on common stock unless (i) the organization's net income for the past year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. For small bank holding companies (those with less than $150 million in assets), the FRB's position is that such companies should not pay dividends so long as they have a debt-to-equity ratio of 1:1 or greater.

         The Gramm-Leach-Bliley Act (the "Act") was enacted into law on November 12, 1999. It repeals key provisions of the Glass Steagall Act to permit commercial banks to affiliate with investment banks, substantially modifies the Bank Holding Company Act of 1956 to permit companies that own commercial banks to engage in any type of financial activity, and allows subsidiaries of banks to engage in a broad range of financial acitivites that are not permitted by banks themselves. The result is that banks of all sizes will be able to offer a wide range of financial products and services without the prior restraints of outdated laws. Also, banking companies and other financial service companies, such as insurance and securities companies will be able to combine more readily. Other important provisions include restrictions on the privacy of customer information, increased access to the Federal Home Loan Bank System by community banks, and changes to the requirements imposed by the Community Reinvestment Act. Effective March 11, 2000, Financial Holding Companies could be established, whereby banks, other depository institutions, insurance companies and securities firms could enter into combinations that would permit a single financial service organization to offer customers a more complete array of products and services. At this time, GLB Bancorp has not elected this option.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Corporation conducts its business at its main office headquartered in Mentor, Ohio and its ten branches located in Lake County (one opened in August
2000). The Corporation owns four of its offices and leases seven offices. The total net book value of the Corporation's premises and equipment was $3,103,020 at December 31, 2000. See Note 4 of Notes to Consolidated Financial Statements
Exhibit 13.

Listed below are the branches of the Bank and their locations:

        BRANCH                           LOCATION                   OWNED/LEASED
--------------------------------------------------------------------------------

Main Office                  7001 Center Street, Mentor                Owned
Heisley                      9365 Mentor Avenue, Mentor                Owned
Painesville Township         1522 Mentor Avenue, Mentor                Leased
Wickliffe                    29933 Euclid Avenue, Wickliffe            Leased
Willoughby                   38600 Lakeshore Boulevard, Willoughby     Owned
Willoughby Hills             28500 Chardon Road, Willoughby Hills      Leased
Mentor Lakeshore             7742 Lakeshore Boulevard, Mentor          Owned
Eastlake                     34580 Lakeshore Boulevard, Eastlake       Leased
Painesville                  58 South Park Place, Painesville          Leased
Downtown Willoughby          4012 Erie St, Willoughby                  Leased
Madison                      6550 N. Ridge Road, Madison               Leased

ITEM 3.  LEGAL PROCEEDINGS

The nature of the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, any liabilities that may result would not be expected to have a material adverse effect on the consolidated financial statements of the Corporation. In addition, no proceedings are pending nor are any known to be threatened or contemplated by anyone against the Bank by government authorities or others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is currently traded on the Nasdaq Small Cap Market. The approximate number of shareholders at December 31, 2000 was 172 which does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

         The Corporation and the Bank have paid no dividends to shareholders in the past nor does the Corporation anticipate paying any dividends in the near future. The Corporation's current philosophy to grow through branch expansion and acquisitions has made a limited amount of capital available, particularly with the guidelines established by federal bank regulatory authorities requiring capital levels to be above certain levels and regulatory guidelines which could limit the amounts subsidiaries can pay as dividends and the amount of dividends which holding companies and their subsidiaries may pay.

         The following table shows the high and low sales prices of GLB common stock for 1999 and 2000.

                                                 GLB COMMON STOCK PRICE
                                             -----------------------------
                                                 HIGH             LOW
                                             -------------   -------------
1999:      First Quarter.....................   $12.25          $10.00
           Second Quarter....................   $11.38          $ 9.50
           Third Quarter.....................   $10.50          $ 8.13
           Fourth Quarter....................   $10.00          $ 8.06

2000:      First Quarter.....................   $ 9.00          $ 7.00
           Second Quarter....................   $ 8.88          $ 7.06
           Third Quarter.....................   $11.00          $ 7.50
           Fourth Quarter....................   $10.00          $ 7.06

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis is incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2000, included here with as Exhibit 13.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements are incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2000 as Exhibit 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information concerning Directors and Executive officers of the Registrant is incorporated by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2001.

ITEM 10. EXECUTIVE COMPENSATION

The information concerning Executive Compensation of the Registrant is incorporated by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information concerning Certain Relationships and Related Party Transactions of the Registrant is incorporated by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2001.

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

                  20, 1998, Commission File No. 333-48387)
*        10.c     Indenture of Lease dated May 1, 1997 between Richard M. Osborne, Trustee, and Great Lakes Bank, for
                  the 29933 Euclid Avenue branch (Wickliffe, Ohio) (incorporated by reference to Exhibit 10.c to the
                  Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No.
                  333-48387)
*        10.d     Indenture of Lease dated October 30, 1999 between Shoreway Circle, Inc. and Great Lakes Bank for the
                  34580 Lakeshore Blvd branch (Mentor, Ohio) (incorporated by reference to Exhibit 10.g to the 10KSB filed by GLB Bancorp, Inc. on March 29, 2000, Commission File No. 24255)
*        10.e     Federal Home Loan Bank of Cincinnati Blanket Agreement for Advances and Security Agreement, dated July
                  22, 1996 (incorporated by reference to Exhibit 10.e to the Registration Statement on form SB-2 filed by
                  GLB Bancorp, Inc. on March 20, 1998, Commission File No. 333-48387)
*        10.f     Lease Agreement by and between Great Lakes Bank and Collinwood Properties Co., LLC dated September 16,
                  1998, for the 28500 Chardon Road branch (Willoughby Hills, Ohio) (incorporated by reference to Exhibit
                  10.f included in Part II of GLB Bancorp, Inc.'s Form S-4 Registration Statement on February 4, 1999,
                  Commission File No. 333-71771)
*        10.g     Indenture of Lease dated December 15, 1998 between First Merit Bank and Great Lakes Bank for the 4012
                  Erie Street branch (Willoughby, Ohio) (incorporated by reference to Exhibit 10.g to the 10KSB filed by
                  GLB Bancorp, Inc. on March 29, 2000, Commission File No. 24255)
         10.h     Indenture of Lease dated May 1, 2000 between Wiles and Victor, Inc. and Great Lakes Bank for the 6550
                  N. Ridge Rd. branch (Madison, Ohio)
***      11       Statement re: computation of per share earnings
***      13       GLB Bancorp, Inc.'s Annual Report to Shareholders for the year ended December 31, 2000
**       16       Letter on change in certifying accountant
**       18       Letter on change in accounting principles
*        21       Subsidiaries of GLB Bancorp, Inc. (incorporated herein by reference to Exhibit 21 included in Part II of
                  GLB Bancorp, Inc.'s Form S-4 Registration Statement (commission File No. 333-71771) filed on February 4,
                  1999)
**       22       Published report regarding matters submitted to vote
**       23       Consent of experts and counsel
**       24       Power of Attorney



*        Incorporated by reference
**       Not applicable
***      Filed herewith

(b)      No reports on Form 8-K were filed this quarter.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 GLB BANCORP, INC.

By: /s/   Richard T. Flenner, Jr.                    Date: March 20, 2001
          -----------------------                          --------------
           Richard T. Flenner, Jr., President,ceo
           (Duly Authorized Representative)

By: /s/   Cheryl J. Mihitsch                         Date: March 20, 2001
          ------------------                               --------------
           Cheryl J. Mihitsch, Treasurer
           (Duly Authorized Representative)

         Pursuant to the Requirements of the Securities Exchange Act of 1934, This Report has Been Signed Below by the Following Persons On Behalf of the Registrant and in the Capacities and On the Dates Indicated.

By: /s/   Jerome T. Osborne                          Date: March 20, 2001
          -----------------                                --------------
           Jerome T. Osborne,
           Chairman of the Board

By: /s/   Richard M. Osborne                         Date: March 20, 2001
          ------------------                               --------------
           Richard M. Osborne,
           Vice Chairman of the Board

By: /s/   Richard T. Flenner, Jr.                    Date: March 20, 2001
          -----------------------                          --------------
           Richard T. Flenner, Jr., Director
           President,ceo

By: /s/  George X. Mechir                            Date: March 20, 2001
         ----------------                                  --------------
          George X. Mechir, Director

By: /s/   George C. Lott                             Date: March 20, 2001
          --------------                                   --------------
           George C. Lott, Director

By: /s/   Thomas J. Smith                            Date: March 20, 2001
          ---------------                                  --------------
           Thomas J. Smith, Director

By: /s/   Edward R. Pike                             Date: March 20, 2001
          --------------                                   --------------
           Edward R. Pike, Director

By: /s/   Joseph T. Svete                            Date: March 20, 2001
          ---------------                                  --------------
           Joseph T. Svete, Director

By: /s/   Jim Brown                                  Date: March 20, 2001
          ---------                                        --------------
           Jim Brown, Director

By: /s/  Thomas Wheeler                              Date: March 20, 2001
         --------------                                    --------------
          Thomas Wheeler, Director

By: /s/  James V. Fryan                              Date: March 20, 2001
         --------------                                    --------------
          James V. Fryan, Director