Form 10QSB
period 2001-03-31
GLB BANCORP INC
filed 2001-05-11
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

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

As of May 9, 2001, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format    Yes      No   X
                                                    ----     ----

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS


Part I.           Financial Information                                                        Page

Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Financial Condition as of March 31, 2001            3
                  (unaudited), December 31, 2000, and March 31, 2000 (unaudited)

                  Consolidated Statements of Earnings (unaudited) for the three months ended     4
                  March 31, 2001 and March 31, 2000

                  Consolidated Statements of Cash Flows (unaudited) for the three months ended 5 March 31, 2001 and March 31, 2000

                  Notes to Consolidated Financial Statements (unaudited)                         6

Item 2.           Management's Discussion and Analysis of Financial Condition                    7
                  and Results of Operations

Part II.          Other Information                                                              9

Signatures                                                                                       10

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                             MARCH 31,2001            DECEMBER 31,            MARCH 31,2000
Assets                                                        (UNAUDITED)                 2000                 (UNAUDITED)
                                                          --------------------     -------------------     --------------------

Cash and due from banks                                           $ 6,110,415             $ 6,354,122              $ 4,175,575
Federal funds sold                                                 18,152,398               6,818,970               13,012,250
                                                          --------------------     -------------------     --------------------
     Total Cash and Cash Equivalents                               24,262,813              13,173,092               17,187,825

Securities Available for Sale                                       3,624,712               3,790,897                3,629,048
Securities Held to Maturity                                         1,993,457               1,988,971                1,975,955
Loans, net of allowance for loan losses                           107,038,719             105,954,789               91,546,882
Term Federal Funds                                                  5,000,000                       0                        0
Stock in Federal Home Loan Bank of Cincinnati, at cost                947,000                 638,300                  562,300
Premises and equipment, net                                         3,121,314               3,103,020                3,169,838
Intangibles, net                                                      673,583                 666,246                  688,861
Other assets                                                        1,250,075               1,200,538                1,138,396
                                                          --------------------     -------------------     --------------------

     Total Assets                                                $147,911,673            $130,515,853             $119,899,105
                                                          ====================     ===================     ====================


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                              $18,574,187             $16,973,088              $15,521,175
Interest bearing demand deposits                                   10,014,115              10,879,750                8,104,755
Savings accounts                                                   46,828,554              42,697,244               45,124,072
Certificate of deposit accounts                                    26,075,781              19,753,768               14,111,251
                                                          --------------------     -------------------     --------------------
     Total Deposits                                               101,492,637              90,303,850               82,861,253

Advances from the Federal Home Loan Bank                           18,643,900              12,543,900               10,500,000
Accrued expenses and other liabilities                                839,414                 877,667                  729,163
                                                          --------------------     -------------------     --------------------
     Total Liabilities                                            120,975,951             103,725,417               94,090,416
                                                          --------------------     -------------------     --------------------

Shareholders' Equity

Common Stock, no par value,
     10,000,000 shares authorized; 2,133,906 shares
        issued and outstanding, at a stated value of $2.50          5,334,765               5,334,765                5,334,765
Additional Paid-In Capital                                         19,152,715              19,152,715               19,152,715
Retained Earnings                                                   3,049,210               2,786,798                1,910,591
Accumulated Other Comprehensive Loss                                (600,968)               (483,842)                (589,382)
                                                          --------------------     -------------------     --------------------
     Total Shareholders' Equity                                    26,935,722              26,790,436               25,808,689
                                                          --------------------     -------------------     --------------------

     Total Liabilities and Shareholders' Equity                  $147,911,673            $130,515,853             $119,899,105
                                                          ====================     ===================     ====================
See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       2001                   2000
                                                                -------------------    --------------------
                Interest  Income:
                Loans                                                   $2,260,616              $1,864,210
                Federal funds sold                                         190,180                 190,471
                Securities                                                  80,457                  75,521
                                                                -------------------    --------------------
                    Total Interest Income                                2,531,253               2,130,202

                Interest Expense:
                Deposits                                                   801,639                 627,398
                FHLB Advances                                              241,971                 169,755
                                                                -------------------    --------------------
                    Total Interest Expense                               1,043,610                 797,153
                                                                -------------------    --------------------

                    Net Interest Income                                  1,487,643               1,333,049

                Provision for loan losses                                   97,500                  45,000
                                                                -------------------    --------------------
                    Net Interest Income After Provision                  1,390,143               1,288,049
                                                                -------------------    --------------------

                Non-Interest Income:
                Service charges on demand deposits                          83,032                  78,883
                Other loan fees                                             71,085                  58,615
                Other service charges and fees                              56,707                  45,449
                Gain on sale of loans held for sale                         28,693                   5,952
                                                                -------------------    --------------------
                    Total Non-Interest Income                              239,517                 188,899

                Non-Interest Expense:
                Compensation and related benefits                          592,327                 528,155
                Office occupancy and equipment, net                        266,669                 235,921
                Professional fees                                           43,699                  30,697
                Advertising                                                 31,771                  18,137
                Amortization of intangibles                                 32,608                  22,518
                Ohio franchise tax                                          36,957                  32,750
                Data processing                                             67,039                  59,814
                Office supplies and printing                                27,717                  31,307
                FDIC deposit insurance                                       4,188                   4,057
                Credit card processing                                      25,211                  24,908
                Year 2000 expenses                                               0                   7,223
                Other operating expenses                                    99,108                  76,848
                                                                -------------------    --------------------
                    Total Non-Interest Expenses                          1,227,294               1,072,335
                                                                -------------------    --------------------

                Income Before Income Tax Expense                           402,366                 404,613
                    Federal and State Income Tax Expense                   139,954                 142,243
                                                                -------------------    --------------------
                    Net Income                                            $262,412                $262,370
                                                                ===================    ====================
                    Earnings per share basic and diluted                   $  0.12                 $  0.12
                                                                ===================    ====================



See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------------------
                                                                             2001                      2000
                                                                     ---------------------     ----------------------
Cash flows from operating activities:
Net income                                                                       $262,412                   $262,370
Adjustments required to reconcile net income to net cash
   provided by operating activities:
Amortization of intangibles                                                        32,608                     22,518
Depreciation                                                                       75,464                     75,060
Premium amortization and discount accretion, net                                  (5,186)                    (3,830)
Net deferred loan origination fees and costs                                        4,848                   (14,418)
Origination of loans held for sale                                            (2,659,715)                  (664,647)
Proceeds from sale of loans held for sale                                       2,661,597                    658,277
Gain on sale of loans held for sale                                              (28,693)                    (5,952)
Provision for loan losses                                                          97,500                     45,000
Origination of mortgage servicing rights                                         (39,945)                   (11,814)
Increase in other assets                                                            (478)                  (130,724)
Increase (decrease) in accrued expenses and other liabilities                    (38,253)                   (71,045)
                                                                     ---------------------     ----------------------
   Net cash provided by operating activities:                                     362,159                    160,795
                                                                     ---------------------     ----------------------

Cash flows from investing activities:
Purchases of securities available for sale                                              0                   (23,700)
Purchases of securities held to maturity                                      (1,999,300)                  (471,892)
Maturities and payments of securities held to maturity                          2,000,000                    500,000
Purchase of FHLB stock                                                          (308,700)                    (9,600)
Origination of loans, net of principal collected                              (1,159,467)                (4,152,640)
Increase in Term Federal Funds                                                (5,000,000)                          0
Purchases of premises and equipment                                              (93,758)                   (11,180)
                                                                     ---------------------     ----------------------
   Net cash used in investing activities:                                     (6,561,225)                (4,169,012)
                                                                     ---------------------     ----------------------

Cash flows from financing activities:
Net increase in deposits                                                       11,188,787                    716,590
Cash proceeds from FHLB advances                                                8,143,900                          0
Cash repayments from FHLB advances                                            (2,043,900)                          0
                                                                     ---------------------     ----------------------
   Net cash provided by financing activities:                                  17,288,787                    716,590
                                                                     ---------------------     ----------------------

Net increase  (decrease) in cash and cash equivalents                          11,089,721                (3,291,627)
Cash and cash equivalents at beginning of period                               13,173,092                 20,479,452
                                                                     ---------------------     ----------------------
Cash and cash equivalents at end of period                                    $24,262,813                $17,187,825
                                                                     =====================     ======================

Supplemental disclosure of cash flow information:
     Interest paid on deposits and borrowings                                    $980,947                   $801,280
     Federal Income taxes paid                                                    $10,835                    $90,000

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

The results of operations and cash flows reported for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2000, contained in the Corporation's 2000 Annual Report and the Corporation's Form 10-KSB filed for December 31, 2000.

Note 2.  EARNINGS PER SHARE

Basic and diluted earnings per share were computed based on 2,133,906 weighted average number of shares outstanding for the three months ended March 31, 2001 and 2000.

Note 3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:


                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                            2001                         2000
                                                    ---------------------        ---------------------

Net Income                                                      $262,412                     $262,370
Other comprehensive income:
     Change in unrealized loss on securities
     available for sale, net of tax                            (117,126)                    ( 82,486)
                                                    ---------------------        ---------------------
Comprehensive income                                            $145,286                     $179,884

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

                        STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $147,911,673 at March 31, 2001, compared to $130,515,853 at December 31, 2000, an increase of 13.3%. GLB Bancorp typically holds its borrowings to a minimum. During the first quarter of 2001, hoping to take advantage of the current lower rates in the marketplace, management decided to increase its borrowings at FHLB by $8 million and re-invest those funds as Term Federal Funds and Daily Federal Funds until the prior borrowings matured and these borrowings could replace them. In 2001, $8 million of three and five year borrowings are scheduled to mature in May and October.

Federal Funds increased 166.2% partially due to the $3 million in borrowings and partially due to an $11 million or 12.4% increase in deposits from December 31, 2000 to March 31, 2001.

Term Federal Funds were originated this quarter as a re-investment of $5 million of borrowings until September 2001.

Loan balances increased slightly with $2.7 million of fixed rate loans being sold to FMAC during the first quarter of 2001.

FHLB stock increased $308,700 or 48.4% largely due to additional purchases of stock to support the borrowing activity from December 31, 2000 to March 31, 2001.

Deposits increased 12.4% from December 31, 2000 to March 31, 2001, largely due to new certificate volumes.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation feels it has adequate resources to fund it's required commitments as of March 31, 2001.

                                CAPITAL RESOURCES

Shareholders' equity was $26,935,722 at March 31, 2001 and $26,790,436 at December 31, 2000. Net income for the three months ended March 31, 2001 of $262,412 was offset by the change in unrealized gains on securities available for sale of ($117,126), net of taxes, recorded as a component of accumulated other comprehensive income.

                              RESULTS OF OPERATIONS

NET INCOME: The Corporation had net income of $262,412 for the three months ended March 31, 2001, compared to $262,370 for the three months ended March 31, 2000. With the slight change in net income and the significant increase in assets of 23.4% comparing March 31, 2001 to March 31, 2000, the ROA and ROE show a decrease in the current period. Return on average assets (ROA) for the three months ended March 31, 2001 was 0.76%, compared to 0.88% for the three months ended March 31, 2000. Return on average equity (ROE) for the three months ended March 31, 2001 was 3.92%, compared to 4.08% for the three months ended March 31, 2000.

INTEREST INCOME: Interest income was $2,531,253 for the three months ended March 31, 2001, compared to $2,130,202 for the three months ended March 31, 2000, an increase of 18.8%. Interest income increased largely due to an increase in loan interest income of 21.3% with loan volume increasing 16.9% from March 31, 2000 to March 31, 2001.

INTEREST EXPENSE: Interest expense was $1,043,610 for the three months ended March 31, 2001, compared to $797,153 for the three months ended March 31, 2000, an increase of 30.9%. Deposit expense increased 27.8% comparing quarter to quarter with certificates accounting for the largest portion of the expense since they increased 12 million or 84.8%. Additionally with the increase in borrowing, the expense on borrowings increased by 42.5% comparing quarter to quarter.

PROVISION FOR LOAN LOSSES: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $97,500 for the three months ended March 31, 2001 compared to $45,000 for the three months ended March 31, 2000. Net chargeoffs for the three months ended March 31, 2001 were $589 compared to $30,030 for the three months ended March 31, 2000. The current quarter's chargeoffs are in the consumer loan portfolio. Non-performing assets as a percent of total assets was 0.57% at March 31, 2001 compared to 0.19% at March 31, 2000. The increase is largely due to an increase in non-performing commercial loans. At March 31, 2001, non-performing commercial loans totaled approximately $694,000. During April 2001, approximately $542,481 of these loans paid off with most of the remaining non-performing paying current or making payments.

NON-INTEREST INCOME: Non-interest income was $239,517 for the three months ended March 31, 2001 and $188,899 for the three months ended March 31, 2000, an increase of 26.8%. The largest component of non-interest income was gain on sale of loans, increasing $22,741 for the quarter ended March 31, 2000 to the quarter ended March 31, 2001. Loan fees increased 21.3% and other service charges and fees increased 24.8%.

NON-INTEREST EXPENSE: Non-interest expense was $1,227,294 for the three months ended March 31, 2001 and $1,072,335 for the three months ended March 31, 2000, an increase of 14.5%. The largest components of non-interest expenses were professional fees increasing 42.4%; advertising increasing 75.2%; and amortization of intangibles increasing 44.8%. Professional fees increased with the Bank hiring an outside accounting firm to handle the internal audit function. Advertising increased with the Bank focusing on more frequent and diverse avenues of marketing its products and services. Also, amortization of intangibles increased due to the increase in amortization of mortgage servicing rights from payoffs of sold loans.

The effective tax rate for the three months ended March 31, 2001 was 34.8% compared to 35.2% for the three months ended March 31,2000.

                             ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999, which was amended by (SFAS) No. 138 which changed the effective date to fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and its resulting designation. This Statement was not to be applied retroactively to prior period financial statements. The Corporation adopted SFAS No. 133 as amended by SFAS No. 138 on January 1, 2001 and the effect was immaterial, as the Corporation does not currently engage in derivative activities.

GLB BANCORP, INC.
PART II  - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS-Not applicable
ITEM 2   -   CHANGES IN SECURITIES AND USE OF PROCEEDS-Not Applicable
ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES- Not Applicable
ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-Not Applicable
ITEM 5   -   OTHER INFORMATION-Not Applicable
ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-k

         Exhibits

                  No report on Form 8-K was filed during the three months ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GLB BANCORP, INC.


By: /s/ Richard T. Flenner, Jr.                  Date:  May 9, 2001
    ------------------------------------                -----------
    Richard T. Flenner, Jr., President
    Chief Executive Officer and Director

By: /s/ Cheryl J. Mihitsch                       Date:  May 9, 2001
  ------------------------------------------            ------------
    Cheryl J. Mihitsch
    Principal Financial and Accounting Officer