Form 10QSB
period 2001-06-30
GLB BANCORP INC
filed 2001-08-10
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

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

As of August 9, 2001, there were 2,133,906 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes     No  X
                                                  ---    ---

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS


Part I.           Financial Information                                                        Page

Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Financial Condition as of June 30, 2001             3
                  (unaudited), December 31, 2000, and June 30, 2000 (unaudited)

                  Consolidated Statements of Earnings (unaudited) for the three months           4
                  and six months ended June 30, 2001 and June 30, 2000

                  Consolidated Statements of Cash Flows (unaudited) for the six months ended     5
                  June 30, 2001 and June 30, 2000

                  Notes to Consolidated Financial Statements (unaudited)                         6

Item 2.           Management's Discussion and Analysis of Financial Condition                    7
                  and Results of Operations

Part II.          Other Information                                                              11

Signatures                                                                                       12

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                               JUNE 30,2001         DECEMBER 31,          JUNE 30,2000
Assets                                                         (UNAUDITED)              2000               (UNAUDITED)
                                                              -------------         -------------         -------------

Cash and due from banks                                       $   7,909,741         $   6,354,122         $   5,970,831
Federal funds sold                                               19,118,082             6,818,970            11,773,987
                                                              -------------         -------------         -------------
     Total Cash and Cash Equivalents                             27,027,823            13,173,092            17,744,818

Securities Available for Sale                                     3,531,778             3,790,897             3,653,065
Securities Held to Maturity                                       1,995,473             1,988,971             1,983,135
Loans, net of allowance for loan losses                         107,797,316           105,954,789            96,310,895
Term Federal Funds                                                5,000,000                     0                     0
Stock in Federal Home Loan Bank of Cincinnati, at cost              964,100               638,300               572,600
Premises and equipment, net                                       3,107,470             3,103,020             3,168,108
Intangibles, net                                                    720,412               666,246               686,793
Other assets                                                      1,430,726             1,200,538             1,112,594
                                                              -------------         -------------         -------------

     Total Assets                                             $ 151,575,098         $ 130,515,853         $ 125,232,008
                                                              =============         =============         =============


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                          $  18,136,752         $  16,973,088         $  17,454,470
Interest bearing demand deposits                                 11,360,036            10,879,750             9,487,485
Savings accounts                                                 50,620,098            42,697,244            45,913,995
Certificate of deposit accounts                                  28,084,841            19,753,768            14,964,710
                                                              -------------         -------------         -------------
     Total Deposits                                             108,201,727            90,303,850            87,820,660

Advances from the Federal Home Loan Bank                         15,643,900            12,543,900            10,500,000
Accrued expenses and other liabilities                              642,634               877,667               766,405
                                                              -------------         -------------         -------------
     Total Liabilities                                          124,488,261           103,725,417            99,087,065
                                                              -------------         -------------         -------------

Shareholders' Equity

Common Stock, no par value,
     10,000,000 shares authorized; 2,133,906 shares
        issued and outstanding, at a stated value of              5,334,765             5,334,765             5,334,765
Additional Paid-In Capital                                       19,152,715            19,152,715            19,152,715
Retained Earnings                                                 3,261,661             2,786,798             2,231,234
Accumulated Other Comprehensive Loss                               (662,304)             (483,842)             (573,771)
                                                              -------------         -------------         -------------
     Total Shareholders' Equity                                  27,086,837            26,790,436            26,144,943
                                                              -------------         -------------         -------------
     Total Liabilities and Shareholders' Equity               $ 151,575,098         $ 130,515,853         $ 125,232,008
                                                              =============         =============         =============


See accompanying notes to financial statements

                                GLB BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                   2001              2000              2001              2000
                                                ----------        ----------        ----------        ----------
Interest Income:
Loans                                           $2,206,894        $1,968,161        $4,467,510        $3,832,371
Federal funds sold                                 277,734           189,375           467,914           379,846
Securities                                          80,423            79,883           160,880           155,404
                                                ----------        ----------        ----------        ----------
    Total Interest Income                        2,565,051         2,237,419         5,096,304         4,367,621

Interest Expense:
Deposits                                           898,629           635,447         1,700,268         1,262,845
FHLB Advances                                      243,672           169,755           485,643           339,510
                                                ----------        ----------        ----------        ----------
    Total Interest Expense                       1,142,301           805,202         2,185,911         1,602,355
                                                ----------        ----------        ----------        ----------

    Net Interest Income                          1,422,750         1,432,217         2,910,393         2,765,266

Provision for loan losses                           97,500            60,000           195,000           105,000
                                                ----------        ----------        ----------        ----------

    Net Interest Income After Provision          1,325,250         1,372,217         2,715,393         2,660,266
                                                ----------        ----------        ----------        ----------

Non-Interest Income:
Service charges on demand deposits                  96,161            82,070           179,193           160,953
Other loan fees                                     75,055            75,307           146,140           133,922
Other service charges and fees                      65,091            53,314           121,798            98,763
Gain on sale of loans held for sale                 46,507            15,003            75,200            20,955
                                                ----------        ----------        ----------        ----------
    Total Non-Interest Income                      282,814           225,694           522,331           414,593

Non-Interest Expense:
Compensation and related benefits                  596,517           513,614         1,188,844         1,041,769
Office occupancy and equipment, net                255,484           236,470           516,300           467,295
Professional fees                                   63,285            41,879           112,837            77,672
Advertising                                         33,032            32,232            64,803            50,369
Amortization of intangibles                         32,009            26,074            64,617            48,592
Ohio franchise tax                                  51,324            31,500           102,105            64,250
Data processing                                     68,538            63,154           135,577           122,968
Office supplies and printing                        53,269            47,735            80,986            79,042
FDIC deposit insurance                               4,142             4,109             8,330             8,166
Credit card processing                              26,473            27,613            51,684            51,521
Year 2000 expenses                                       0                 0                 0             7,223
Other operating expenses                           101,139            80,052           186,423           157,900
                                                ----------        ----------        ----------        ----------
    Total Non-Interest Expenses                  1,285,212         1,104,432         2,512,506         2,176,767
                                                ----------        ----------        ----------        ----------

Income Before Income Tax Expense                   322,852           493,479           725,218           898,092
    Federal and State Income Tax Expense           110,401           172,836           250,355           315,079
                                                ----------        ----------        ----------        ----------
    Net Income                                  $  212,451        $  320,643           474,863        $  583,013
                                                ==========        ==========        ==========        ==========
    Earnings per share basic and diluted        $     0.10        $     0.15        $     0.22        $     0.27
                                                ==========        ==========        ==========        ==========



See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------
                                                                    2001                 2000
                                                                ------------         ------------
Cash flows from operating activities:
Net income                                                      $    474,863         $    583,013
Adjustments required to reconcile net income to net cash
   provided by operating activities:
Amortization of intangibles                                           64,617               48,592
Depreciation                                                         149,704              149,753
Premium amortization and discount accretion, net                      (7,202)             (11,010)
Net deferred loan origination fees and costs                          32,028               (9,716)
Origination of loans held for sale                                (8,723,306)          (2,622,464)
Proceeds from sale of loans held for sale                          8,729,355            2,612,172
Gain on sale of loans held for sale                                  (75,200)             (20,955)
Provision for loan losses                                            195,000              105,000
Origination of mortgage servicing rights                            (118,783)             (35,820)
Increase in other assets                                            (149,531)            (113,328)
Decrease in accrued expenses and other liabilities                  (235,033)             (33,803)
                                                                ------------         ------------
   Net cash provided by operating activities:                        336,512              651,434
                                                                ------------         ------------


Cash flows from investing activities:
Purchases of securities available for sale                                 0              (23,700)
Purchases of securities held to maturity                          (1,999,300)            (471,892)
Maturities and payments of securities held to maturity             2,000,000              500,000
Purchase of FHLB stock                                              (325,800)             (19,900)
Origination of loans, net of principal collected                  (2,000,404)          (8,962,430)
Increase in Term Federal Funds                                    (5,000,000)                   0
Purchases of premises and equipment                                 (154,154)             (84,143)
                                                                ------------         ------------
   Net cash used in investing activities:                         (7,479,658)          (9,062,065)
                                                                ------------         ------------
Cash flows from financing activities:
Net increase in deposits                                          17,897,877            5,675,997
Cash proceeds from FHLB advances                                   8,143,900                    0
Cash repayments from FHLB advances                                (5,043,900)                   0
                                                                ------------         ------------
   Net cash provided by financing activities:                     20,997,877            5,675,997
                                                                ------------         ------------


Net increase  (decrease) in cash and cash equivalents             13,854,731           (2,734,634)
Cash and cash equivalents at beginning of period                  13,173,092           20,479,452
                                                                ------------         ------------
Cash and cash equivalents at end of period                      $ 27,027,823         $ 17,744,818
                                                                ============         ============

Supplemental disclosure of cash flow information:
     Interest paid on deposits and borrowings                   $  2,085,258         $  1,610,040
     Federal Income taxes paid                                  $    200,835         $    280,000


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

The results of operations and cash flows reported for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2000, contained in the Corporation's 2000 Annual Report and the Corporation's Form 10-KSB filed for December 31, 2000.

Note 2.  EARNINGS PER SHARE

Basic and diluted earnings per share were computed based on 2,133,906 weighted average number of shares outstanding for the three months and six months ended June 30, 2001 and 2000.

Note 3.  COMPREHENSIVE INCOME

The Corporation's comprehensive income for the three months and six months ended June 30, 2001 and 2000 are as follows:


                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                                          2001            2000
                                                    --------------     ----------------
Net Income                                              $ 212,451      $ 320,643
Other comprehensive income:
     Change in unrealized loss on securities
     available for sale, net of tax                       (61,336)        15,611
                                                        ---------      ---------
Comprehensive income                                    $ 151,115      $ 336,254



                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                         2001            2000
                                                    -------------     ---------------
Net Income                                             $ 474,863      $ 583,013
Other comprehensive income:
     Change in unrealized loss on securities
     available for sale, net of tax                     (178,462)       (66,875)
                                                       ---------      ---------
Comprehensive income                                   $ 296,401      $ 516,138

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

                        STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $151,575,098 at June 30, 2001, compared to $130,515,853 at December 31, 2000, an increase of $21.1 million or 16.1%. This increase is largely the result of the increase in deposits of $17.9 million that were re-invested in Federal Funds and Term Federal Funds.

Federal Funds increased 180.4% largely due to the $17.9 million or 19.8% increase in deposits from December 31, 2000 to June 30, 2001.

Loan balances increased $1.8 million net of $8.7 million of fixed rate loans being sold to FMAC during the first six months of 2001. The monthly Fed Fund rate decreases by the Federal Reserve Bank Board increased mortgage loan originations, as well as, spurning higher than normal payoff activity in all loan categories.

FHLB stock increased $325,800 or 51.0% largely due to additional purchases of stock to support the borrowing activity from December 31, 2000 to June 30, 2001. Eight million in new Federal Home Loan Bank Advances were taken out to cover three and five year borrowings scheduled to mature in May and October. Repayments of FHLB advances totaled $5.0 million during the six months ended June 30, 2001.

Deposits increased 19.8% from December 31, 2000 to June 30, 2001, largely due to new savings accounts with 2,984 new accounts being opened. Our branch network of eleven offices (one more opening in July 2001) is allowing the Bank to be more widely known with customers viewing us as a small community bank in their neighborhoods. Some rate promotions were utilized to attract customers, as well. Additionally, individuals may be withdrawing from the stock market during the low yielding market and looking for safer vehicles to invest their funds.

                                    LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation feels it has adequate resources to fund it's required commitments as of June 30, 2001.

                                CAPITAL RESOURCES

Shareholders' equity was $27,086,837 at June 30, 2001 and $26,790,436 at December 31, 2000. Net income for the six months ended June 30, 2001 of $474,863 was offset by the change in the unrealized loss on securities available for sale of ($178,462), net of taxes, recorded as a component of accumulated other comprehensive income.

                              RESULTS OF OPERATIONS

NET INCOME: The Corporation had net income of $212,451 for the three months ended June 30, 2001, compared to $320,643 for the three months ended June 30, 2000, a decrease of $108,192 or 33.7%. The Corporation had net income of $474,863 for the six months ended June 30, 2001, compared to $583,013 for the six months ended June 30, 2000, a decrease of $108,150 or 18.6%. Return on average assets (ROA) for the six months ended June 30, 2001 was 0.66%, compared to 0.96% for the six months ended June 30, 2000. Return on average equity (ROE) for the six months ended June 30, 2001 was 3.55%, compared to 4.49% for the six months ended June 30, 2000.

INTEREST INCOME: Interest income was $2,565,051 for the three months ended June 30, 2001, compared to $2,237,419 for the three months ended June 30, 2000, an increase of $327,632 or 14.6%. Interest income was $5,096,304 for the six months ended June 30, 2001, compared to $4,367,621 for the six months ended June 30, 2000, an increase of $728,683 or 16.7%. Interest income increased largely due to an increase in loan interest income of 16.6% with loan volume increasing 11.9% from June 30, 2000 to June 30, 2001 and partially due to an increase in federal fund balances of 62.4% affecting federal fund income by 23.2%. Higher average balances generated higher income even though the yields consistently decreased with the Federal Fund rate decreases.

During 2001, the fed fund rate was decreased by 275 basis points. This caused the Bank's yields and costs to squeeze and the margin to lower. Although the effect can be seen somewhat in the six month ended yield and cost comparison for 2001 and 2000, it is more pronounced in the quarterly comparison. This is due to the gradual fed fund rate decrease which changed 25 to 50 basis points per month beginning in January 2001. The entire financial industry has been impacted by the Federal Reserve Bank Boards decisions on rates.

The following is a comparison of yields and costs for the six months and three months ended June 30, 2001 and 2000:


                                            FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                               JUNE 30,
                                               2001          2000                     2001          2000
                                            ----------   -------------            ------------   ----------
Yield on Interest Earning Assets               7.38%         7.86%                    7.62%         7.78%
Cost on Interest Bearing Assets                4.46%         4.11%                    4.48%         4.13%
                                               ----          ----                     ----          ----
Net Interest Spread                            2.92%         3.75%                    3.14%         3.65%
                                               ====          ====                     ====          ====

Net Interest Margin                            4.07%         4.44%                    4.32%         4.32%
                                               ====          ====                     ====          ====


INTEREST EXPENSE: Interest expense was $1,142,301 for the three months ended June 30, 2001, compared to $805,202 for the three months ended June 30, 2000, an increase of $337,099 or 41.9%. Interest expense was $2,185,911 for the six months ended June 30, 2001, compared to $1,602,355 for the six months ended June 30, 2000, an increase of $583,556 or 36.4%. Deposit expense increased 34.6% comparing the six months ended June 30, 2001 to six months ended June 30, 2000 with certificates accounting for the largest portion of the expense since they increased $13.1 million or 87.7% from June 2000 to June 2001. During the fall of 2000 and early in the spring of 2001, the Bank needed to increase its federal fund balances. Therefore, the Bank offered a 7% rate on 13 month certificates and additionally offered a 6% to 6.66% rate in the early spring of 2001. Also, interest expense increased with the additional FHLB advances that were taken out in January and February of 2001, thereby increasing borrowings by 43.0% comparing the same time frames.

PROVISION FOR LOAN LOSSES: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. Management has re-evaluated its loan loss reserve continuing to refine and develop a systematic method to calculate necessary monthly provision amounts. Due to this the provision expense has increased this year over last year. The provision for loan losses was $97,500 for the three months ended June 30, 2001 compared to $60,000 for the three months ended June 30, 2000. The provision for loan losses was $195,000 for the six months ended June 30, 2001 compared to $105,000 for the six months ended June 30, 2000. Net charge offs for the three months ended June 30, 2001 were $3,008 compared to $4,173 for the three months ended June 30, 2000. Net charge offs for the six months ended June 30, 2001 were $3,597 compared to $34,303 for the six months ended June 30, 2000. Non-performing assets as a percent of total assets was 0.06% at June 30, 2001 compared to 0.05% at June 30, 2000.

NON-INTEREST INCOME: Non-interest income was $282,814 for the three months ended June 30, 2001 and $225,694 for the three months ended June 30, 2000, an increase of $57,120 or 25.3%. Non-interest income was $522,331 for the six months ended June 30, 2001 and $414,593 for the six months ended June 30, 2000, an increase of $107,738 or 26.0%. The largest increase in non-interest income was due to gain on sale of loans, increasing $54,245 for the six months ended June 30, 2000 compared to the six months ended June 30, 2001. Other service charges and fees increased 23.3% largely due to collection of overdraft charges from the expanding customer base.

NON-INTEREST EXPENSE: Non-interest expense was $1,285,212 for the three months ended June 30, 2001 and $1,104,432 for the three months ended June 30, 2000, an increase of $180,780 or 16.4%. Non-interest expense was $2,512,506 for the six months ended June 30, 2001 and $2,176,767 for the six months ended June 30, 2000, an increase of $335,739 or 15.4%.The largest increases in non-interest expenses were professional fees increasing 45.3%; Ohio Franchise tax increasing 58.9%; and amortization of intangibles increasing 33.0%.

Professional fees increased with the Bank hiring an outside accounting firm to perform the internal audit function. Ohio Franchise tax increased due to growth in the Company's net worth and the affect of an outstanding inter-company loan at December 31, 2000 that caused the Company to forego the Ohio Qualified Holding Company Election (QHC) . The Company does not anticipate an inter-company loan at the end of 2001, thereby allowing it to qualify for the "QHC" and reduce its tax obligation. Also, amortization of intangibles increased due to the increase in amortization of mortgage servicing rights from payoffs of sold loans.

The effective tax rate for the six months ended June 30, 2001 was 34.5% compared to 35.1% for the six months ended June 30,2000.

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

On July 20, 2001, the Financial Accounting Standards Board issued Statements No. 141,"Business Combinations" and No. 142, " Goodwill and Other Intangible Assets." Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. A company must adopt Statement 142 at the beginning of the fiscal year. GLB Bancorp will adopt Statement 141 as of July 1, 2001 and Statement 142 as of January 1, 2002. Management does not expect that adoption of Statement 141 will have a material effect and management is currently in the process of analyzing the effect of adoption of Statement 142.

                             REGULATORY DEVELOPMENTS

On November 12, 1999, Congress enacted the Gramm-Leach-Bliley Act (GLBA). The GLBA establishes new guidelines under which the financial services industry may conduct business, and it also establishes specific regulated areas for banks to follow to protect private information about consumers. Under the privacy section, Regulation P was devised with four new requirements, which apply equally to all financial institutions, regarding the sharing of customer information with others. Each institution must: (1) establish and annually disclose a privacy policy; (2) provide customers the right to opt-out of having their information shared with nonaffiliated third parties (subject to many significant exceptions); (3) not share customer account numbers with non affiliated third parties; and (4) abide by regulatory standards to protect the security and integrity of customer information. The effective date for Regulation P was November 13, 2000. The mandatory compliance date of Regulation P was July 1, 2001. The Bank was in full compliance with this regulation.

GLB BANCORP, INC.
PART II  - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS-Not applicable
ITEM 2   -   CHANGES IN SECURITIES AND USE OF PROCEEDS-Not Applicable
ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES- Not Applicable
ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 24, 2001, the Company held its Annual Meeting of Shareholders. The following items were voted upon:

         Each of the eleven directors were elected to serve as directors until the 2002 Annual Meeting of Shareholders.


         James A Brown              For: 1,934,090      Against:0           Abstain:26,232
         Richard T. Flenner Jr.     For: 1,934,390      Against:0           Abstain:25,932
         James V. Fryan             For: 1,934,390      Against:0           Abstain:23,932
         George C. Lott             For: 1,901,090      Against:0           Abstain:59,232
         George X. Mechir           For: 1,901,590      Against:0           Abstain:59,732
         Jerome T. Osborne          For: 1,935,390      Against:0           Abstain:24,932
         Richard M. Osborne         For: 1,900,790      Against:0           Abstain:59,532
         Edward R. Pike             For: 1,934,855      Against:0           Abstain:25,467
         Thomas J. Smith            For: 1,900,890      Against:0           Abstain:59,432
         Joseph T. Svete            For: 1,936,155      Against:0           Abstain:24,167
         Thomas E. Wheeler          For: 1,936,390      Against:0           Abstain:23,932

         Ratification of the selection of KPMG LLP to serve as the Company"s independent auditors for the fiscal year ending December 31, 2001.


                                    For: 1,947,084      Against: 7,985      Abstain: 5,253

         Amendment of the 1998 Stock Option and Incentive Plan to increase the number of shares available for issuance under the plan to 100,000 shares of common stock,


                                    For: 1,833,216      Against: 118,553    Abstain: 8,553

         Broker non-votes were zero.
         Total shares equal 2,133,906 with 1,984,922 shares voted and 148,984 shares not-voted.



ITEM 5   -   OTHER INFORMATION-Not Applicable
ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-k

         Exhibits
                  No report on Form 8-K was filed during the three months ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLB BANCORP, INC.


By:  /s/ Richard T. Flenner, Jr.                       Date:  August 10, 2001
   --------------------------------------                     ---------------
    Richard T. Flenner, Jr., President
    Chief Executive Officer and Director



By:  /s/ Cheryl J. Mihitsch                            Date: August 10, 2001
   -------------------------------------------               ---------------
   Cheryl J. Mihitsch
   Principal Financial and Accounting Officer