Form 10QSB
period 2001-09-30
GLB BANCORP INC
filed 2001-11-09
CIK 1054538

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number 000-24255

GLB BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Ohio	31-1529973

(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

7001 Center Street, Mentor, Ohio	44060

(Address of Principal Executive Offices)	(Zip Code)
(440) 974-0000

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ]    NO [   ]

As of November 7, 2001, there were 2,133,906 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format Yes [   ]    No [ X ]

GLB BANCORP, INC.

GLB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Sept. 30,2001	December 31,	Sept. 30,2000
Assets	(Unaudited)	2000	(Unaudited)

Cash and due from banks	$8,891,026	$6,354,122	$6,771,732

Federal funds sold	30,287,232	6,818,970	6,642,950

Total Cash and Cash Equivalents	39,178,258	13,173,092	13,414,682

Securities Available for Sale	3,500,101	3,790,897	3,637,010

Securities Held to Maturity	1,997,518	1,988,971	1,990,317

Loans, net of allowance for loan losses	108,762,450	105,954,789	101,764,532

Stock in Federal Home Loan Bank of Cincinnati, at cost	981,100	638,300	583,300

Premises and equipment, net	3,136,930	3,103,020	3,172,349

Intangibles, net	722,206	666,246	663,712

Other assets	1,571,839	1,200,538	1,166,214

Total Assets	$159,850,402	$130,515,853	$126,392,116

Liabilities and Shareholders’ Equity

Liabilities

Non-interest bearing demand deposits	$16,951,044	$16,973,088	$17,400,071

Interest bearing demand deposits	10,271,117	10,879,750	10,628,828

Savings accounts	62,959,226	42,697,244	43,182,694

Certificate of deposit accounts	31,131,095	19,753,768	17,549,221

Total Deposits	121,312,482	90,303,850	88,760,814

Advances from the Federal Home Loan Bank	10,643,900	12,543,900	10,500,000

Accrued expenses and other liabilities	654,496	877,667	731,008

Total Liabilities	132,610,878	103,725,417	99,991,822

Shareholders’ Equity

Common Stock, no par value, 10,000,000 shares authorized; 2,133,906 shares issued and outstanding, at a stated value of $2.50	5,334,765	5,334,765	5,334,765

Additional Paid-In Capital	19,152,715	19,152,715	19,152,715

Retained Earnings	3,435,256	2,786,798	2,496,683

Accumulated Other Comprehensive Loss	(683,212)	(483,842)	(583,869)

Total Shareholders’ Equity	27,239,524	26,790,436	26,400,294

Total Liabilities and Shareholders’ Equity	$159,850,402	$130,515,853	$126,392,116

See accompanying notes to financial statements.

GLB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2000	2001	2000

Interest Income:

Loans	$2,241,983	$2,127,004	$6,709,493	$5,959,375

Federal funds sold	270,155	153,855	738,069	533,701

Securities	82,064	74,542	242,944	229,946

Total Interest Income	2,594,202	2,355,401	7,690,506	6,723,022

Interest Expense:

Deposits	955,870	676,288	2,656,138	1,939,133

FHLB Advances	238,222	171,620	723,865	511,130

Total Interest Expense	1,194,092	847,908	3,380,003	2,450,263

Net Interest Income	1,400,110	1,507,493	4,310,503	4,272,759

Provision for loan losses	75,000	150,000	270,000	255,000

Net Interest Income After Provision	1,325,110	1,357,493	4,040,503	4,017,759

Non-Interest Income:

Service charges on demand deposits	100,794	87,588	279,987	248,541

Other loan fees	84,943	75,048	231,083	208,970

Other service charges and fees	64,707	54,220	186,505	152,983

Gain on sale of loans held for sale	28,394	2,574	103,594	23,529

Total Non-Interest Income	278,838	219,430	801,169	634,023

Non-Interest Expense:

Compensation and related benefits	626,253	562,086	1,815,097	1,603,855

Office occupancy and equipment, net	293,798	256,619	810,098	732,579

Professional fees	42,969	26,871	155,806	95,878

Advertising	30,114	40,691	94,917	91,060

Amortization of intangibles	46,394	25,150	111,011	73,742

Ohio franchise tax	51,007	31,875	153,112	96,125

Data processing	67,940	62,913	203,517	185,881

Office supplies and printing	42,538	30,685	123,524	109,727

FDIC deposit insurance	4,601	4,110	12,931	12,276

Credit card processing	26,585	26,873	78,269	78,394

Year 2000 expenses	0	0	0	7,223

Other operating expenses	107,618	99,353	294,041	257,253

Total Non-Interest Expenses	1,339,817	1,167,226	3,852,323	3,343,993

Income Before Income Tax Expense	264,131	409,697	989,349	1,307,789

Federal and State Income Tax	90,536	144,248	340,891	459,327

Net Income	$173,595	$265,449	$648,458	$848,462

Earnings per share basic and diluted	$0.08	$0.12	$0.30	$0.40

See accompanying notes to financial statements

GLB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:

Net income	$648,458	$848,462

Adjustments required to reconcile net income to net cash provided by operating activities:

Amortization of intangibles	111,011	73,742

Depreciation	227,885	226,946

Premium amortization and discount accretion, net	(9,247)	(18,192)

Net deferred loan origination fees and costs	56,892	(16,610)

Origination of loans held for sale	(12,401,697)	(2,785,964)

Proceeds from sale of loans held for sale	12,391,926	2,775,728

Gain on sale of loans held for sale	(103,594)	(23,529)

Provision for loan losses	270,000	255,000

Origination of mortgage servicing rights	(166,971)	(37,889)

Increase in other assets	(279,875)	(160,991)

(Decrease) in accrued expenses and other liabilities	(223,171)	(69,200)

Net cash provided by operating activities:	521,617	1,067,503

Cash flows from investing activities:

Purchases of securities available for sale	0	(23,700)

Purchases of securities held to maturity	(1,999,300)	(471,892)

Maturities and payments of securities held to maturity	2,000,000	500,000

Purchase of FHLB stock	(342,800)	(30,600)

Origination of loans, net of principal collected	(3,021,188)	(14,556,655)

Purchases of premises and equipment	(261,795)	(165,577)

Net cash used in investing activities:	(3,625,083)	(14,748,424)

Cash flows from financing activities:

Net increase in deposits	31,008,632	6,616,151

Cash proceeds from FHLB advances	8,143,900	0

Cash repayments of FHLB advances	(10,043,900)	0

Net cash provided by financing activities	29,108,632	6,616,151

Net increase (decrease) in cash and cash equivalents	26,005,166	(7,064,770)

Cash and cash equivalents at beginning of period	13,173,092	20,479,452

Cash and cash equivalents at end of period	$39,178,258	$13,414,682

Supplemental disclosures of cash flow information:

Interest paid on deposits and borrowings	$3,323,872	$2,434,370

Federal Income taxes paid	$344,835	$507,887

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

The results of operations and cash flows reported for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2000, contained in the Corporation’s 2000 Annual Report and the Corporation’s Form 10-KSB filed for December 31, 2000.

Note 2. EARNINGS PER SHARE

Basic and diluted earnings per share were computed based on 2,133,906 weighted average number of shares outstanding for the three months and nine months ended September 30, 2001 and 2000.

Note 3. COMPREHENSIVE INCOME

The Corporation’s comprehensive income for the three months and nine months ended September 30, 2001 and 2000 are as follows:

	For the Three Months Ended September 30,

	2001	2000

Net Income	$173,595	$265,449

Other comprehensive income:

Change in unrealized loss on securities available for sale, net of tax	(20,908)	(10,098)

Comprehensive income	$152,687	$255,351

	For the Nine Months Ended September 30,

	2001	2000

Net Income	$648,458	$848,462

Other comprehensive income:

Change in unrealized loss on securities available for sale, net of tax	(199,370)	(76,973)

Comprehensive income	$449,088	$771,489

GLB BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may contain certain “forward-looking statements”. The Corporation desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. The words “believe”, “expect”, “anticipate”, “estimate”, “project”, and similar expressions are intended to identify forward-looking statements. The Corporation’s ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Corporation’s market area and the country, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

STATEMENTS OF FINANCIAL CONDITION

The Corporation’s total assets were $159,850,402 at September 30, 2001, compared to $130,515,853 at December 31, 2000, an increase of 22.5%. This increase is largely the result of the increase in deposits of $31.0 million, which were re-invested in federal funds.

Federal Funds increased 344.2% largely due to customers withdrawing funds from the stock market, looking for a safer haven for investing large sums of money. Although deposits increased $31.0 million, loan demand has decreased with the current economic recession. The bank’s decreased loan demand and strategy to sell fixed rate mortgage loans has kept loan balance sheet growth to 2.6% since December 31, 2000.

The recession that the economy is currently facing is affecting all financial institutions, with community banks being some of the hardest hit. Short term rates have reached all-time lows and will remain as such until a recovery begins or inflationary pressures indicate a reversal in fiscal monetary policy.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation feels it has adequate resources to fund it’s required commitments as of September 30, 2001.

CAPITAL RESOURCES

Shareholders’ equity was $27,239,524 at September 30, 2001 and $26,790,436 at December 31, 2000. Net income for the nine months ended September 30, 2001 of $648,458 was offset by the change in unrealized gains on securities available for sale of ($199,370), net of taxes, recorded as a component of accumulated other comprehensive income.

RESULTS OF OPERATIONS

Net Income: The Corporation reported net income of $173,595 for the three months ended September 30, 2001, compared to $265,449 for the three months ended September 30, 2000, a decrease of $91,854 or 34.6%. The Corporation had net income of $648,458 for the nine months ended September 30, 2001, compared to $848,462 for the nine months ended September 30, 2000, a decrease of $200,004 or 23.6%. Annualized return on average assets (ROA) for the nine months ended September 30, 2001 was 0.59%, compared to 0.93% for the nine months ended September 30, 2000. Annualized return on average equity (ROE) for the nine months ended September 30, 2001 was 3.23%, compared to 4.34% for the nine months ended September 30, 2000.

Interest Income: Interest income was $2,594,202 for the three months ended September 30, 2001, compared to $2,355,401 for the three months ended September 30, 2000, an increase of $238,801 or 10.1%. Interest income was $7,690,506 for the nine months ended September 30, 2001, compared to $6,723,022 for the nine months ended September 30, 2000, an increase of $967,484 or 14.4%. Interest income increased partially due to an increase in loan interest income of 12.6% with loan volume increasing 6.9% from September 30, 2000 to September 30, 2001 and partially due to an increase in federal fund balances of 355.9% affecting federal fund income by 38.3%.

During 2001, the fed fund rate was decreased by 350 basis points. The week following the terrorist attack, federal funds in banks was earning a meer 1/8 to 3/4 % interest rate on a daily basis rising to 2.5% to 3% by month-end. With the bank being heavy in federal funds and the yields being so low, the already squeezed spread and margin continued to narrow.

The following is a comparison of yields and costs for the three months and nine months ended September 30, 2001 and 2000:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Yield on Interest Earning Assets	7.08%	8.11%	7.43%	7.90%

Cost of Interest Bearing Liabilities	4.29%	4.19%	4.41%	4.16%

Net Interest Spread	2.79%	3.92%	3.02%	3.74%

Net Interest Margin	3.81%	4.61%	4.14%	4.43%

Interest Expense: Interest expense was $1,194,092 for the three months ended September 30, 2001, compared to $847,908 for the three months ended September 30, 2000, an increase of $346,184 or 40.8%. Interest expense was $3,380,003 for the nine months ended September 30, 2001, compared to $2,450,263 for the nine months ended September 30, 2000, an increase of $942,740 or 37.9%. Interest expense on deposits increased 37.0% comparing the nine months ended September 30, 2001 to September 30, 2000 with passbook savings balances increasing $19.8 million or 45.8% and certificate balances increasing 13.6 million or 77.4%. Additionally, the interest expense on borrowings increased by 41.6% comparing the nine months ended September 30, 2001 to September 30, 2000.

Provision for Loan Losses: The provision for loan losses is based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $75,000 for the three months ended September 30, 2001 compared to $150,000 for the three months ended September 30, 2000. The provision for loan losses was $270,000 for the nine months ended September 30, 2001 compared to $255,000 for the nine months ended September 30, 2000. Net chargeoffs for the three months ended September 30, 2001 were $25 compared to $58,469 for the three months ended September 30, 2000. Net chargeoffs for the nine months ended September 30, 2001 were $3,622 compared to $92,772 for the nine months ended September 30, 2000. Even though chargoffs year to date have been minimal, management continues to increase the loan loss reserve due to the present and potential down turn in the economy. Non-performing assets as a percent of total assets was 0.10% at September 30, 2001 compared to 0.15% at September 30, 2000.

Non-Interest Income: Non-interest income was $278,838 for the three months ended September 30, 2001 and $219,430 for the three months ended September 30, 2000, an increase of $59,408 or 27.1%. Non-interest income was $801,169 for the nine months ended September 30, 2001 and $634,023 for the nine months ended September 30, 2000, an increase of $167,146 or 26.4%. The largest increase in non-interest income was due to gain on sale of loans, which increased $80,065 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001. Other service charges and fees increased 21.9% largely due to collection of overdraft charges from the expanding customer base.

Non-Interest Expense: Non-interest expense was $1,339,817 for the three months ended September 30, 2001 and $1,167,226 for the three months ended September 30, 2000, an increase of $172,591 or 14.8%. Non-interest expense was $3,852,323 for the nine months ended September 30, 2001 and $3,343,993 for the nine months ended September 30, 2000, an increase of $508,330 or 15.2%. Larger components of non-interest expenses were professional fees which increased 44.0% and amortization of intangibles which increased 50.5%. Professional fees increased with the Bank hiring an outside accounting firm to perform the internal audit function. Also, amortization of intangibles increased due to the increase in amortization of mortgage servicing rights from payoffs of sold loans.

The effective tax rate for the nine months ended September 30, 2001 was 34.5% compared to 35.1% for the nine months ended September 30,2000.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” with an effective date for all fiscal quarters of fiscal years beginning after June 15, 1999, which was amended by (SFAS) No. 138 which changed the effective date to fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize derivatives as either assets or liabilities at fair value with gains or losses determined depending on the intended use of the derivative and its resulting designation. This Statement was not to be applied retroactively to prior period financial statements. The Corporation adopted SFAS No. 133 as amended by SFAS No. 138 on January 1, 2001 and the effect was immaterial, as the Corporation does not currently engage in derivative activities.

On July 20, 2001, the Financial Accounting Standards Board issued Statements No. 141,“Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. A company must adopt Statement 142 at the beginning of the fiscal year. GLB Bancorp will adopt Statement 141 as of July 1, 2001 and Statement 142 as of January 1, 2002. Management does not expect that adoption of Statement 141 will have a material effect and management is currently in the process of analyzing the effect of adoption of Statement 142.

REGULATORY DEVELOPMENTS

On November 12, 1999, Congress enacted the Gramm-Leach-Bliley Act (GLBA). The GLBA established new guidelines under which the financial services industry may conduct business, and it also establishes specific regulated areas for banks to follow to protect private information about consumers. Under the privacy section, Regulation P was devised with four new requirements, which apply equally to all financial institutions, regarding the sharing of customer information with others. Each institution must: (1) establish and annually disclose a privacy policy; (2) provide customers the right to opt-out of having their information shared with nonaffiliated third parties (subject to many significant exceptions); (3) not share customer account numbers with nonaffiliated third parties; and (4) abide by regulatory standards to protect the security and integrity of customer information. The effective date for Regulation P was November 13, 2000. The mandatory compliance date of Regulation P was July 1, 2001. The Bank was in full compliance with this regulation.

GLB BANCORP, INC.
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS-Not applicable
ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS-Not Applicable
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES- Not Applicable
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-Not Applicable
ITEM 5 — OTHER INFORMATION-Not Applicable
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-k

Exhibits
No report on Form 8-K was filed during the three months ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLB BANCORP, INC

By:	/s/ Richard T. Flenner, Jr. Richard T. Flenner, Jr., President Chief Executive Officer and Director	Date:	November 7, 2001

By:	/s/ Cheryl J. Mihitsch Cheryl J. Mihitsch Principal Financial and Accounting Officer	Date:	November 7, 2001