Form 10KSB40
period 2001-12-31
GLB BANCORP INC
filed 2002-03-20
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12 (b) of the Act:  NONE,
Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, without par value

Indicate whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

Indicate if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $6,691,789.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 15, 2002, 2,134,506 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates was $11,843,895 upon the trading price of $9.90 per share.

Documents incorporated by References:
Portions of the 2001 Annual report-Part II
Portions of the Proxy Statement for the 2002 Annual Meeting (to be filed in
March 2002)- Part III Transitional Small Business Disclosure Format Yes   No X
                                                                       ---  ---

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS

         Part I                                                     Page No.

Item 1.  Description of Business                                      3-14

Item 2.  Description of Property                                       15

Item 3.  Legal Proceedings                                             15

Item 4.  Submission of Matters to a Vote
           of Security Holders                                         15

         Part II

Item 5.  Market for the Registrant's
           Common Stock and Related
           Stockholder Matters                                         15

Item 6.  Management Discussion and
           Analysis of Financial Condition
           and Results of Operations                                   16

Item 7.  Financial Statements                                          16

Item 8.  Changes In and Disagreements
           with Accountants on Accounting
           and Financial Disclosures                                   16

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This report may contain certain "forward-looking statements." GLB Bancorp desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. GLB Bancorp's ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in GLB Bancorp's market area and the country, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

         The Corporation maintains critical accounting policies for allowance for loan losses, classification and evaluation of securities, valuation of mortgage servicing rights and a deferred tax asset valuation allowance. Refer to notes 3, 2, 5 and 12 of Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2001, included as Exhibit 13.

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

LENDING ACTIVITIES

         Great Lakes Bank is an active lender in Lake County. The Bank's overall investment philosophy is to lend as much money as possible in the community within appropriate capital and risk limits. The Bank offers customers a variety of loans. While providing residential, commercial, and consumer loans, the Bank specializes in real estate lending with 94.1% of total loans being secured by real estate.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2001, 2001 and 2000.

                                                                                   December 31,
                                              -------------------------------------------------------------------------------------
                                                          2001                          2000                           1999
                                              -------------------------------------------------------------------------------------
                                                  Amount       Percent         Amount         Percent        Amount         Percent
                                                  ------       -------         ------         -------        ------         -------
                                              -------------------------------------------------------------------------------------
Type of Loan:
  Residential real estate ..............     $  41,843,093       37.7%     $  44,954,193       42.4%     $  37,053,118       42.4%
  Residential construction .............         4,629,479        4.2%         4,342,188        4.1%         5,250,015        6.1%
  Commercial real estate and other .....        52,131,171       46.9%        43,136,917       40.7%        34,904,601       39.9%
  Commercial construction ..............        10,218,998        9.2%        11,267,258       10.6%        10,182,301       11.6%
  Consumer .............................         8,150,945        7.3%         7,104,179        6.7%         5,658,611        6.5%
                                              --------------------------  -----------------------------  --------------------------

Total loans ............................       116,973,686      105.3%       110,804,735      104.5%        93,048,646      106.5%

Less:
  Undisbursed loans in process .........        (4,432,050)      -4.0%        (3,846,120)      -3.6%        (4,885,876)      -5.7%
  Unamortized loan origination fees, net          (194,524)      -0.2%          (110,975)      -0.1%          (124,897)      -0.1%
  Allowance for loan losses ............        (1,197,026)      -1.1%          (892,851)      -0.8%          (625,371)      -0.7%
                                              --------------------------  -----------------------------  --------------------------

Net loans ..............................     $ 111,150,086      100.0%     $ 105,954,789      100.0%     $  87,412,502      100.0%
                                              ==========================  =============================  ==========================

       The following table presents maturity information for the loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                                      YEAR ENDED DECEMBER 31, 2001
                                         ---------------------------------------------------------------------------------------
                                                                       COMMERCIAL
                                          RESIDENTIAL   RESIDENTIAL    REAL ESTATE     COMMERCIAL
                                          REAL ESTATE   CONSTRUCTION    AND OTHER      CONSTRUCTION   CONSUMER        TOTAL
                                         ---------------------------------------------------------------------------------------
Amount Due:
Due in one year or less .............    $     8,654    $   130,000    $ 9,626,575    $ 3,912,063    $ 1,082,353   $ 14,759,645
Due after one year through five years        651,429              _      5,673,899      2,184,000      1,365,834      9,875,162
Due after five years ................     41,183,010      4,499,479     36,830,697      4,122,935      5,702,758     92,338,879
                                         ---------------------------------------------------------------------------------------
  Total amount due                       $41,843,093    $ 4,629,479    $52,131,171    $10,218,998    $ 8,150,945   $116,943,686
                                         =======================================================================================

Less:
   Undisbursed loans in process                                                                                      (4,432,050)
   Unamortized loan origination fees, net                                                                              (194,524)
   Allowance for loan losses                                                                                         (1,197,026)
Net                                                                                                                 $111,150,086
                                                                                                                    ============



       The following table shows the dollar amount of all loans that have predetermined interest rates and the dollar amount of all loans due after December 31, 2001 that have floating or adjustable interest rates.


                                               DECEMBER 31, 2001
                                 ----------------------------------------------
                                                  FLOATING OR
                                   FIXED RATES  ADJUSTABLE RATES      TOTAL
                                 ----------------------------------------------

Residential real estate ........   $ 25,976,116   $ 15,866,977  $  41,843,093
Residential construction .......      2,514,056      2,115,423      4,629,479
Commercial real estate and other      9,174,802     42,956,369     52,131,171
Commercial construction ........      3,299,308      6,919,690     10,218,998
Consumer .......................      3,389,345      4,761,600      8,150,945
                                 ----------------------------------------------

Total ..........................   $ 44,353,627   $ 72,620,059  $ 116,973,686
                                 ==============================================



         In order to control interest rate risk the Bank is an active seller in the secondary mortgage market. Fixed rate mortgage loans are generally sold. Total proceeds from the sale of mortgage loans during 2001 were $17,666,755. Mortgage servicing is usually retained by the Bank to ensure better customer service.

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

          Great Lakes Bank is also active in commercial lending. In Lake County, the primary service area, there are numerous small and medium-sized business establishments, including light industrial, manufacturing, retail and service businesses. The Bank makes commercial loans to these enterprises for general business purposes, most of which loans are secured by real estate. Commercial loans generally bear somewhat more risk than single-family residential mortgage loans. They tend to be higher yielding, tend to have shorter terms and generally provide for interest-rate adjustments as prevailing rates change. Although originations of commercial real estate and construction lending were lower in 2001 than 2000, the Bank continues to emphasize its commercial loan products and expects to continue doing so in the future.

         During 2001, originations of residential real estate and construction lending increased 46.2% over 2000 values. Despite competitive pressures being strong in the area of lending, we have been able to increase our loan portfolio without lowering our underwriting standards.

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

         The following table displays construction loans by type.

                                                           DECEMBER 31, 2001
                                                     ---------------------------
                                                      TOTAL DOLLAR      PERCENT
TYPE OF CONSTRUCTION LOANS                               AMOUNT         OF TOTAL
--------------------------------------------------------------------------------

Residential Construction .........................    $ 4,879,479       32.9%
Builder Loans ....................................      4,708,390       31.7%
Commercial Construction ..........................      3,761,608       25.3%
Acquisition and Development ......................      1,499,000       10.1%
                                                      ----------------------

       Total Construction Loans ..................    $14,848,477      100.0%
                                                      ======================


         Great Lakes Bank is also an active consumer lender offering a variety of installment loan products including auto loans, boat financing, savings secured loans, credit cards and second mortgages. In the area of consumer loans, the Bank has been particularly successful with its "Great Line" product, a home equity line of credit that gives the borrower flexibility and a lower interest rate and provides the Bank with a secured loan that adjusts with market interest rates. The Bank uses a "teaser rate" promotion for this product to try and increase the use of the Great Line by customers, with a floor of 6% and the rate adjusting to prime after 6 months. This product continues to bring us new business increasing by $1.2 million from 2000 to 2001. Great Lakes Bank believes that there are significant market opportunities for increased lending within its market area. The Bank will continue to emphasize personal service and flexibility in lending while looking for high quality loans that are properly priced and secured.

         The following table provides the types of loans in the consumer loan portfolio.

                                                      DECEMBER 31, 2001
                                                 -------------------------------
                                                  TOTAL DOLLAR     PERCENT
TYPE OF CONSUMER LOANS                               AMOUNT       OF TOTAL
--------------------------------------------------------------------------------

Home Equity Loans .............................    $  960,768       11.8%
Home Equity Lines of Credit ...................     4,761,600       58.4%
Automobile Loans ..............................       998,407       12.3%
Boat Loans ....................................       222,665        2.7%
Passbook Loans ................................       209,756        2.6%
Other Secured Consumer Loans ..................       564,195        6.9%
Credit Cards and Other Unsecured Consumer Loans       433,554        5.3%
                                                   -----------------------

    Total Consumer Loans ......................    $8,150,945      100.0%
                                                   =======================

NONPERFORMING LOANS

         A loan is considered by Great Lakes Bank to be nonperforming when it is 90 days or more delinquent or, if sooner, when the Bank has determined that repayment of the loan in full is unlikely. Late charges on residential mortgages are assessed if a payment is not received by the 15th day after the due date, and on installment loans, late charges are assessed if a payment is not received by the 10th day following the due date. Immediately thereafter, any borrower whose payment is not received by the proper time is mailed a past due notice. The borrower will be contacted by telephone if the delinquency continues to the 30th day. Late charges are minimized on Great Lakes Bank's commercial loans. With payments generally due on the first of each month, a commercial borrower will be contacted if a loan payment has not been received by the tenth day of the month. Credit card statement processing is undertaken by a third party under contract with Great Lakes Bank. Past due notices are generated automatically, depending on the stage of delinquency of the card holder, with chargeoffs occurring after 120 days.

         It is the Bank's policy to cease accruing interest on any loan where the principal and/or interest remains unpaid for 90 days or more, unless the loan is for a one-to-four family residential dwelling or is well collateralized. There were no loans on nonaccrual status at December 31, 2001 and one commercial loan totaling $66,427 on nonaccrual status at December 31, 2000.

         Impaired loans include all nonaccrual and restructured commercial real estate and other commercial loans. Residential real estate and consumer loans are excluded from the definition of an impaired loan. Loan impairment is measured as the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral of an impaired collateral dependent loan or an observable market price. Interest income on impaired loans is recognized on a cash-basis method. There were no impaired loans at December 31, 2001 and 2000, respectively.

         Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances could cause the borrowers to be unable to comply with the existing loan repayment terms at some future date. Problem loans are classified as "watch," "special mention," "substandard" and "doubtful." These potential problem loans, nearly all of which were in the "watch" category, totaled approximately $4,693,522 at December 31, 2001 compared to $4,890,140 at December 31, 2000.

         The following table summarizes nonperforming assets by category.

                                                                YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                        2001              2000            1999
                                                    ------------     ------------     ------------
Residential family real estate:
  Nonaccrual ...................................    $          -     $          -     $          -
  Past due 90 days or more .....................          49,291           93,714            4,267
Commercial real estate and other:
  Nonaccrual ...................................               -           66,427                -
  Past due 90 days or more .....................          28,611          206,260                -
Consumer:
  Nonaccrual ...................................               -                -                -
  Past due 90 days or more .....................          19,712           12,765           59,608
                                                    ------------     ------------     ------------
      Total nonperforming loans ................          97,614          379,166           63,875
Other Real Estate owned ........................               0                0                0
                                                    ------------     ------------     ------------
      Total nonperforming assets ...............    $     97,614     $    379,166     $     63,875
                                                    ============     ============     ============

Loans outstanding, net .........................    $111,150,086     $105,954,789     $ 87,412,502
Allowance for loans losses .....................    $  1,197,026     $    892,851     $    625,371
Allowance for loan losses to net loans .........            1.08%            0.84%            0.72%
Nonperforming loans to total loans .............            0.09%            0.36%            0.07%
Nonperforming loans to total assets ............            0.06%            0.29%            0.05%
Allowance for loan losses to nonperforming loans         1226.26%          235.48%          979.05%

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses on December 31, 2001 was $1,197,026, 1.08% of net loans, compared to $892,851, or 0.84% at December 31, 2000. The provision for loan losses charged to operating expense was $320,000 and $367,500 in 2001 and 2000, respectively.

         The amount of the allowance for loan losses, a critical accounting policy, is based on management's systematic detailed analysis of risks inherent in the various segments of the loan portfolio, whereby the loan portfolio is reviewed generally and delinquent loan accounts are analyzed individually, on a monthly basis. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio, as well as, evaluation of individual loans, account status, payment history, ability to repay and probability of repayment. During the year ended December 31, 2001, management conducted reviews of the established reserve percentages used in calculating the required allowance for loan losses at the end of each quarter. These reviews were conducted using the historical losses the Bank had experienced according to type of loan along with the most currently available national and regional industry data on charge-offs.

         Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2001, future adjustments to the allowance may be necessary. Net earnings could be affected, if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. Additionally, as an integral part of the examination process bank regulatory agencies periodically review Great Lakes Bank's allowance for loan losses.

         The following is a summary of Great Lakes Bank's loan loss experience and selected ratios for the periods presented.

                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                     2001              2000            1999
                                                 ------------     ------------     ------------

Allowance for loan losses (beginning of year)    $    892,851     $    625,371     $    482,418

Loans charged off:
    Residential real estate .................               0                0                0
    Commercial real estate and other ........           7,309           50,000            3,185
    Construction ............................               0                0                0
    Consumer ................................          16,315           54,712           23,284
                                                 ------------     ------------     ------------

    Total loans charged off .................          23,624          104,712           26,469

Recoveries of loans previously charged off:
    Residential  real estate ................               0                0                0
    Commercial real estate and other ........           3,376            2,906            2,009
    Construction ............................               0                0                0
    Consumer ................................           4,423            1,786           16,413
                                                 ------------     ------------     ------------

   Total recoveries .........................           7,799            4,692           18,422
                                                 ------------     ------------     ------------

Net loans charged off .......................          15,825          100,020            8,047

Provision for loan losses ...................         320,000          367,500          151,000
                                                 ------------     ------------     ------------

Allowance for loan losses (end of year) .....    $  1,197,026     $    892,851     $    625,371
                                                 ============     ============     ============


Average loans outstanding, net ..............    $108,370,637     $ 96,859,625     $ 75,499,457
Loans outstanding, net ......................    $111,150,086     $105,954,789     $ 87,412,502

Net charge offs to average loans ............            0.01%            0.10%            0.01%

         With Great Lakes Bank's emphasis on real estate secured lending, delinquencies and charge offs are below industry norms. The Bank had 0.01% of net charge offs to average loans at December 31, 2001 compared to 0.10% at December 31, 2000. The net charge offs in 2001 were largely due to numerous credit card customer charge offs. The net charge offs in 2000 were due to one commercial loan for $50,000 and several loans to one consumer loan customer for $24,360 and numerous credit card customer charge offs. Great Lakes Bank is committed to a conservative, secured approach to lending that we anticipate will result in continued low charge off rates.

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

                                                                YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                                2001                        2000                      1999
                                         --------------------    -------------------     -------------------
                                                   PERCENT OF            PERCENT OF              PERCENT OF
                                                    LOANS TO              LOANS TO                 LOANS TO
                                         AMOUNT   TOTAL LOANS    AMOUNT  TOTAL LOANS     AMOUNT  TOTAL LOANS
                                         --------------------    -------------------     -------------------
Type of loan
    Residential real estate .........    $  102,944      8.6%    $  124,300     13.9%    $   85,050     13.6%
    Commercial real estate and other        809,190     67.6%       565,020     63.3%       375,223     60.0%
    Construction ....................       146,037     12.2%        96,100     10.8%        66,915     10.7%
    Consumer ........................       138,855     11.6%       107,431     12.0%        98,183     15.7%
                                         --------------------    -------------------     -------------------

        Total .......................    $1,197,026    100.0%    $  892,851    100.0%    $  625,371    100.0%
                                         ====================    ===================     ===================

SECURITIES

         The Corporation classifies its securities as either held to maturity or available for sale, as a critical accounting policy. Securities may be in interest-bearing deposits, U. S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. Great Lakes Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Corporation's investment policy is to limit interest-rate risk. GLB Bancorp's operations independent of Great Lakes Bank consist principally of investments in a small number of financial institutions or financial institution holding companies. GLB Bancorp's securities available for sale consists of three publicly traded community bank stocks and two other bank stocks. Their fair market values at December 31, 2001 were $3,596,037 and $40,000, respectively.

         The following table sets forth the carrying value of the Corporation's investment portfolio at the dates indicated.

                                                    YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------
                                         2001               2000              1999
                                     --------------    ---------------    --------------
Securities Available for Sale:
    Equity                             $ 3,636,037        $3,790,897          $3,732,250


Securities Held to Maturity:
    U.S. Treasury and other U.S.
    Government agency obligations       $1,999,592        $1,988,971          $2,000,233



Held to maturity securities due in one year or less totaled $1,999,592 with a weighted average yield of 5.37%.

SOURCES OF FUNDS
DEPOSITS

         Savings deposits are a major source of funds. Great Lakes Bank offers a number of alternatives for depositors designed to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. The Bank also provides travelers' checks, official checks, money orders, ATM services, and IRA accounts. Great Lakes Bank also offers a large-balance deposit account product known as the "Golden Passbook Account" for a relatively low minimum balance of $2,500.

         The Bank has also had great success in developing a commercial checking account business. Great Lakes Bank's commercial checking account offers a simple, inexpensive flat rate service fee for most small businesses instead of the complicated "per transaction" method used by many financial institutions.

         The Bank's most substantial deposits were investors Messrs. Jerome T. and Richard M. Osborne, individually and with affiliated companies and immediate family members. Their combined total deposits were approximately $5.6 million as of December 31, 2001, $7.4 million as of December 31, 2000 and $8.3 million as of December 31, 1999.

         The following table sets forth the amount of time deposits that are $100,000 or more, including certificates of deposit, by time remaining until maturity.
                                                          DECEMBER 31, 2001
                                                          -----------------

        Three months or less .............................    $1,856,496
        Four months through six months ...................     2,717,394
        Seven months through twelve months ...............     3,440,838
        Over twelve months ...............................     1,467,619
                                                              ----------

        Total ............................................    $9,482,347
                                                              ==========

         The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

                                                                   DECEMBER 31,
                               ---------------------------------------------------------------------------------------------------
                                                2001                             2000                               1999
                               ---------------------------------------------------------------------------------------------------
                                              AVERAGE                           AVERAGE                           AVERAGE
                                   AMOUNT      YIELD   PERCENT         AMOUNT    YIELD    PERCENT     AMOUNT       YIELD   PERCENT
                               ------------    ----     -----     -------------   ----     -----   ------------     ----     -----
Noninterest bearing demand..
Deposit ....................   $ 18,990,170    0.00%     14.9%    $  16,973,088   0.00%     18.8%   $ 16,526,276    0.00%     20.1%
Interest bearing demand
Deposit ....................     10,494,030    1.23%      8.2%       10,879,750   1.46%     12.0%      9,116,668    1.44%     11.1%
Savings ....................     66,744,275    3.38%     52.5%       42,697,244   3.74%     47.3%     41,940,268    3.69%     51.1%
                               -------------------------------    ------------------------------   -------------------------------
Total Transaction Accounts       96,228,475              75.6%       70,550,082             78.1%     67,583,212              82.3%

Certificates:

2.00% and less .............        305,518               0.3%                -                -              -
2.01% -- 3.01% .............        761,314               0.6%                -                -              -
3.01% -- 4.00% .............      9,106,635               7.2%                -                -         92,061                0.1%
4.01% -- 5.00% .............     10,699,846               8.4%        2,693,253              3.0%     6,957,454                8.5%
5.01% -- 6.00% .............      3,719,161               2.9%        6,408,086              7.1%     4,275,620                5.2%
6.01%  - 7.00% .............      6,399,702               5.0%       10,034,286             11.1%     2,243,348                2.7%
7.01% -- 8.00% .............              -                 -           618,143              0.7%       992,968                1.2%
                               -------------------------------    ------------------------------   -------------------------------
Total Certificate accounts       30,992,176    5.60%     24.4%       19,753,768   5.63%     21.9%    14,561,451     5.32%     17.7%
                               -------------------------------    ------------------------------   -------------------------------
Total Deposits .............   $127,220,651    3.81%    100.0%    $  90,303,850   3.85%    100.0%  $ 82,144,663     3.80%    100.0%
                               ===============================    ==============================   ===============================

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

         The following table sets forth certain information as to FHLB advances and other borrowings at the dates indicated.


                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                      2001            2000           1999
                                                  -----------     -----------     -----------
Maximum amount outstanding at month-end
  during the year ............................    $18,643,900     $12,543,900     $10,500,000

Average amount outstanding during the year ...     14,567,831      10,631,258       9,294,355

Weighted average interest rate during the year           6.03%           6.51%           6.60%

Actual amount outstanding at year end ........     10,643,900      12,543,900      10,500,000

Weighted average interest rate at year end ...           5.75%           6.54%           6.50%



EMPLOYEES

As of December 31, 2001, the Bank had 75 full-time and 29 part-time employees. None of the Bank's employees are represented by any collective bargaining group. Management considers its employee relations to be good. The Holding Company currently has no paid employees.

REGULATION AND SUPERVISION

         The Corporation is a bank holding company within the meaning of the Bank Holding Company ("BHC") Act. As such, the Corporation is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve Bank of Cleveland. The Corporation is required to file quarterly and annual reports with the FRB and to provide the FRB such additional information as the FRB may require. The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Corporation conducts its business at its main office headquartered in Mentor, Ohio and its eleven branches located in Lake County (one opened in July
2001). The Corporation owns four of its offices and leases eight offices. The total net book value of the Corporation's premises and equipment was $3,196,769 at December 31, 2001. See Note 4 of Notes to Consolidated Financial Statements
Exhibit 13.

Listed below are the branches of the Bank and their locations:

                BRANCH                                       LOCATION                             OWNED/LEASED
---------------------------------------- -------------------------------------------------- --------------------------

Main Office                              7001 Center Street, Mentor                         Owned
Heisley                                  9365 Mentor Avenue, Mentor                         Owned
Painesville Township                     1522 Mentor Avenue, Mentor                         Leased
Wickliffe                                29933 Euclid Avenue, Wickliffe                     Leased
Willoughby                               38600 Lakeshore Boulevard, Willoughby              Owned
Willoughby Hills                         28500 Chardon Road, Willoughby Hills               Leased
Mentor Lakeshore                         7742 Lakeshore Boulevard, Mentor                   Owned
Eastlake                                 34580 Lakeshore Boulevard, Eastlake                Leased
Painesville                              58 South Park Place, Painesville                   Leased
Downtown Willoughby                      4012 Erie Street, Willoughby                       Leased
Madison                                  6550 N. Ridge Road, Madison                        Leased
Concord                                  7529 Crile Road, Concord                           Leased


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is currently traded on the Nasdaq Small Cap Market. The approximate number of shareholders at December 31, 2001 was 187 which does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

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

         The following table shows the high and low sales prices of GLB common stock for 2001 and 2000.

                                                            GLB COMMON STOCK PRICE
                                                  ----------------------------------------
                                                          HIGH                 LOW
                                                  ------------------    ------------------
2001: First Quarter .........................            $ 9.75            $7.50
      Second Quarter ........................            $10.00            $7.00
      Third Quarter .........................            $10.75            $9.20
      Fourth Quarter ........................            $10.00            $9.15

2000: First Quarter..........................            $ 9.00            $7.00
      Second Quarter ........................            $ 8.88            $7.06
      Third Quarter .........................            $11.00            $7.50
      Fourth Quarter ........................            $10.00            $7.06

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis is incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2001, included as
Exhibit 13.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements are incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2001, included as Exhibit 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information concerning Directors and Executive officers of the Registrant is incorporated by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2002.

ITEM 10. EXECUTIVE COMPENSATION

The information concerning Executive Compensation of the Registrant is incorporated by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information concerning Certain Relationships and Related Party Transactions of the Registrant is incorporated by reference from the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, included as Exhibit 13.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
--------------    -------------------------------------------------------------

*        3.a      Amended and Restated Articles of Incorporation of GLB Bancorp,
                  Inc. (incorporated by reference to Exhibit 3.a to the
                  Registration Statement on Form SB-2 filed by GLB Bancorp, Inc.
                  on March 20, 1998, Commission File No. 333-48387)
*        3.b      Code of Regulations, as amended, of GLB Bancorp, Inc.
                  (incorporated by reference to Exhibit 3.b to the Registration
                  Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20,
                  1998, Commission File No. 333-48387)
**       4        Instruments defining the rights of holders
**       9        Voting trust agreement
*        10.a     1998 Stock Option and Incentive Plan of GLB Bancorp, Inc.
                  (incorporated by reference to Exhibit 10.a to the Registration
                  Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20,
                  1998, Commission File No. 333-48387)
*        10.b     Indenture of Lease dated March 1, 1998 between Richard M.
                  Osborne, Trustee, and Great Lakes Bank, for the 58 South Park
                  Place branch (Painesville, Ohio) (incorporated by reference to
                  Exhibit 10.b to the Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No.
                  333-48387)
*        10.c     Indenture of Lease dated May 1, 1997 between Richard M.
                  Osborne, Trustee, and Great Lakes Bank, for the 29933 Euclid
                  Avenue branch (Wickliffe, Ohio) (incorporated by reference to
                  Exhibit 10.c to the Registration Statement on Form SB-2 filed by GLB Bancorp, Inc. on March 20, 1998, Commission File No.
                  333-48387)
*        10.d     Indenture of Lease dated October 30, 1999 between Shoreway
                  Circle, Inc. and Great Lakes Bank for the 34580 Lakeshore Blvd
                  branch (Mentor, Ohio) (incorporated by reference to Exhibit
                  10.g to the 10KSB filed by GLB Bancorp, Inc. on March 29,
                  2000, Commission File No. 24255)
*        10.e     Federal Home Loan Bank of Cincinnati Blanket Agreement for
                  Advances and Security Agreement, dated July 22, 1996
                  (incorporated by reference to Exhibit 10.e to the Registration
                  Statement on form SB-2 filed by GLB Bancorp, Inc. on March 20,
                  1998,Commission File No. 333-48387)
*        10.f     Lease Agreement by and between Great Lakes Bank and Collinwood
                  Properties Co., LLC
                  dated September 16, 1998, for the 28500 Chardon Road branch
                  (Willoughby Hills, Ohio) (incorporated by reference to Exhibit
                  10.f included in Part II of GLB Bancorp, Inc.'s Form S-4
                  Registration Statement on February 4, 1999, Commission File
                  No. 333-71771)
*        10.g     Indenture of Lease dated December 15, 1998 between First Merit
                  Bank and Great Lakes Bank for the 4012 Erie Street branch
                  (Willoughby, Ohio) (incorporated by reference to The 10KSB filed by GLB Bancorp, Inc. on March 29, 2000, Commission File
                  No. 24255)
*        10.h     Indenture of Lease dated May 1, 2000 between Wiles and Victor,
                  Inc. and Great Lakes` Bank for the 6550 N. Ridge Rd. branch
                  (Madison, Ohio)
***      10.i     Indenture of Lease dated January 3, 2001 between Madison/Route
                  20, LLC and Great Lakes Bank for the 7529 Crile Rd, branch
                  (Concord, Ohio)
***      10.j     Indenture of Lease dated May 24, 2001 between C.R. Green L.P.
                  and Great Lakes Bank for the 1220 SOM Center Rd,branch
                  (Mayfield Heights, Ohio)
***      11       Statement re: computation of per share earnings
***      13       GLB Bancorp, Inc.'s Annual Report to Shareholders for the year ended December 31, 2000
**       16       Letter on change in certifying accountant
**       18       Letter on change in accounting principles
*        21       Subsidiaries of GLB Bancorp, Inc. (incorporated herein by
                  reference to Exhibit 21 included in Part II of GLB Bancorp,
                  Inc.'s Form S-4 Registration Statement (commission File No.
                  333-71771) filed on February 4, 1999)
**       22       Published report regarding matters submitted to vote
**       23       Consent of experts and counsel
**       24       Power of Attorney



*        Incorporated by reference
**       Not applicable
***      Filed herewith

(b)      Reports on Form 8-K.

         March 20, 2002-GLB Bancorp, Inc. issued a news release announcing its financial results for the fourth quarter of 2001 and year to date for the year ended December 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GLB BANCORP, INC.

By: /s/   Richard T. Flenner, Jr.                    Date: March 19, 2002
          -----------------------                          --------------
          Richard T. Flenner, Jr., President,CEO
          (Duly Authorized Representative)

By: /s/   Cheryl J. Mihitsch                         Date: March 19, 2002
          ------------------                               --------------
          Cheryl J. Mihitsch, Treasurer
          (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/   Jerome T. Osborne                          Date: March 19, 2002
          -----------------                                --------------
          Jerome T. Osborne,
          Chairman of the Board

By: /s/   Richard M. Osborne                         Date: March 19, 2002
          ------------------                               --------------
          Richard M. Osborne,
          Vice Chairman of the Board

By: /s/   Richard T. Flenner, Jr.                    Date: March 19, 2002
          -----------------------                          --------------
          Richard T. Flenner, Jr., Director
          President,CEO

By: /s/   Gerorge X. Mechir                           Date: March 19, 2002
          -----------------                                 --------------
          George X. Mechir, Director

By: /s/   George C. Lott                             Date: March 19, 2002
          --------------                                   --------------
          George C. Lott, Director

By: /s/   Thomas J. Smith                            Date: March 19, 2002
          ---------------                                  --------------
          Thomas J. Smith, Director

By: /s/   Edward R. Pike                             Date: March 19, 2002
          --------------                                   --------------
          Edward R. Pike, Director

By: /s/   Joseph T. Svete                            Date: March 19, 2002
          ---------------                                  --------------
          Joseph T. Svete, Director

By: /s/   Thomas Wheeler                              Date: March 19, 2002
          --------------                                    --------------
          Thomas Wheeler, Director

By: /s/   James V. Fryan                              Date: March 19, 2002
          --------------                                    --------------
          James V. Fryan, Director

By: /s/   Umberto Fedeli                              Date: March 19, 2002
          --------------                                    --------------
          Umberto Fedeli, Director