Form 10QSB
period 2002-03-31
GLB BANCORP INC
filed 2002-05-13
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

As of May 5, 2002, there were 2,134,506 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes       No  X
                                                   ---     ---

                                GLB BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002


PART I.  FINANCIAL INFORMATION                                                       Page
         Item 1.  Consolidated Financial Statements
                  Consolidated Statements of Financial Condition                      3
                  Consolidated Statements of Operations                               4
                  Consolidated Statements of Cash Flows                               5
                  Notes to Consolidated Financial Statements                          6
         Item 2.  Management's Discussion and Analysis of Financial Condition         7
                  and Results of Operations

PART II. OTHER INFORMATION                                                           11
         Item 1.  Legal Proceedings (none)
         Item 2.  Changes in Securities and use of proceeds (not applicable)
         Item 3.  Defaults upon senior securities (not applicable)
         Item 4.  Submission of matters to a vote of security holder
                  (not applicable)
         Item 5.  Other information (none)
         Item 6.  Exhibits and reports on form 8-K
SIGNATURES                                                                           12

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                 MARCH 31,2002       DECEMBER 31,
Assets                                                            (UNAUDITED)            2001
                                                                 ------------        ------------

Cash and due from banks                                          $ 10,675,522        $  9,207,242
Federal funds sold                                                 26,570,561          34,206,530
                                                                 ------------        ------------
     Total Cash and Cash Equivalents                               37,246,083          43,413,772

Securities Available for Sale                                       3,743,293           3,636,037


Securities Held to Maturity                                         2,041,891           1,999,592
Loans, net of allowance for loan losses                           119,623,118         111,150,086
Term Federal Funds                                                          0                   0
Stock in Federal Home Loan Bank of Cincinnati, at cost              1,005,700             994,700
Premises and equipment, net                                         3,267,945           3,196,769
Goodwill                                                              110,201             110,201
Intangibles, net                                                      475,208             425,306
Other assets                                                        1,012,766             944,861
                                                                 ------------        ------------

     Total Assets                                                $168,526,205        $165,871,324
                                                                 ============        ============

Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                             $ 20,697,354        $ 18,990,170
Interest bearing demand deposits                                   10,694,326          10,494,030
Savings accounts                                                   68,709,660          66,744,275
Certificate of deposit accounts                                    29,420,343          30,992,176
                                                                 ------------        ------------
     Total Deposits                                               129,521,683         127,220,651

Advances from the Federal Home Loan Bank                           10,643,900          10,643,900
Accrued expenses and other liabilities                                754,731             796,784
                                                                 ------------        ------------
     Total Liabilities                                            140,920,314         138,661,335
                                                                 ------------        ------------

Shareholders' Equity

Common Stock, no par value; 10 million shares authorized;
2,134,506 shares issued and outstanding
at a stated value of $2.50                                          5,336,265           5,336,265
Additional Paid-In Capital                                         19,156,530          19,156,530
Retained Earnings                                                   3,043,576           2,711,797

Accumulated Other Comprehensive Income (Loss)                          69,520               5,397

                                                                 ------------        ------------
     Total Shareholders' Equity                                    27,605,891          27,209,989
                                                                 ------------        ------------

     Total Liabilities and Shareholders' Equity                  $168,526,205        $165,871,324
                                                                 ============        ============


See accompanying notes to financial statements.

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31
                                                             2002               2001
                                                          -----------        -----------
Interest Income:

Loans                                                     $ 2,252,940        $ 2,260,616
Federal funds sold                                            127,930            190,180
Securities                                                     71,842             80,457
                                                          -----------        -----------
    Total Interest Income                                   2,452,712          2,531,253

Interest Expense:
Deposits                                                      728,304            801,639
FHLB Advances                                                 151,029            241,971
                                                          -----------        -----------
    Total Interest Expense                                    879,333          1,043,610
                                                          -----------        -----------

    Net Interest Income                                     1,573,379          1,487,643


Provision for loan losses                                      75,000             97,500
                                                          -----------        -----------

    Net Interest Income After Provision                     1,498,379          1,390,143
                                                          -----------        -----------

Non-Interest Income:
Service charges on demand deposits                             93,537             83,032
Other loan fees                                                61,819             57,333
Other service charges and fees                                 69,352             56,707
Mortgage banking activities, net                               60,959               (157)
Gain on sale of loans held for sale                            26,183             28,693
                                                          -----------        -----------
    Total Non-Interest Income                                 311,850            225,608

Non-Interest Expense:
Compensation and related benefits                             650,140            592,327
Office occupancy and equipment, net                           289,840            260,816
Professional fees                                              49,282             49,552
Advertising                                                    25,810             31,771
Amortization of goodwill                                            0             11,020
Amortization of core intangible                                 7,680              7,679
Ohio franchise tax                                             39,750             50,781
Data processing                                                73,750             67,039
Office supplies and printing                                   35,913             27,717
FDIC deposit insurance                                          5,359              4,188
Credit card processing                                         27,758             25,211
Other operating expenses                                      112,710             85,284
                                                          -----------        -----------
    Total Non-Interest Expenses                             1,317,992          1,213,385
                                                          -----------        -----------

Income Before Income Tax Expense                              492,237            402,366
    Federal and State Income Tax Expense                      160,458            139,954
                                                          -----------        -----------
    Net Income                                            $   331,779        $   262,412
                                                          ===========        ===========
 Earnings per share basic and diluted                     $      0.16        $      0.12
                                                          ===========        ===========



 See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                    ---------------------------------
                                                                                       2002                  2001
                                                                                    ------------         ------------


Cash flows from operating activities:
Net income                                                                          $    331,779         $    262,412
Adjustments required to reconcile net income to net cash
   provided by operating activities:
Amortization of goodwill                                                                       0               11,020
Amortization of core intangible                                                            7,680                7,679
Valuation allowance/mortgage servicing rights                                            (40,994)              13,909
Depreciation                                                                              85,080               75,464
Premium amortization and discount accretion, net                                           6,181               (5,186)
Net deferred loan origination fees and costs                                             (14,404)               4,848
Origination of loans held for sale                                                    (1,605,505)          (2,659,715)
Proceeds from sale of loans held for sale                                              1,626,039            2,661,597
Gain on sale of loans held for sale                                                      (26,183)             (28,693)
Provision for loan losses                                                                 75,000               97,500
Origination of mortgage servicing rights                                                 (16,588)             (39,945)
Increase in other assets                                                                (100,938)                (478)
Decrease in accrued expenses and other liabilities                                       (42,053)             (38,253)
                                                                                    ------------         ------------
   Net cash provided by operating activities:                                            285,094              362,159
                                                                                    ------------         ------------


Cash flows from investing activities:
Purchases of securities available for sale                                               (10,100)                   0
Purchases of securities held to maturity                                              (2,048,480)          (1,999,300)
Maturities and payments of securities held to maturity                                 2,000,000            2,000,000
Purchase of FHLB stock                                                                   (11,000)            (308,700)
Origination of loans, net of principal collected                                      (8,527,979)          (1,159,467)
Increase in term federal funds                                                                 0           (5,000,000)
Purchases of premises and equipment                                                     (156,256)             (93,758)
                                                                                    ------------         ------------
   Net cash used in investing activities:                                             (8,753,815)          (6,561,225)
                                                                                    ------------         ------------


Cash flows from financing activities:

Net increase in deposits                                                               2,301,032           11,188,787
Cash proceeds from FHLB advances                                                               0            8,143,900
Cash repayments of FHLB advances                                                               0           (2,043,900)
                                                                                    ------------         ------------
   Net cash provided by financing activities:                                          2,301,032           17,288,787
                                                                                    ------------         ------------


Net increase  (decrease) in cash and cash equivalents                                 (6,167,689)          11,089,721
Cash and cash equivalents at beginning of period                                      43,413,772           13,173,092
                                                                                    ------------         ------------
Cash and cash equivalents at end of period                                          $ 37,246,083         $ 24,262,813
                                                                                    ============         ============

Supplemental disclosures of cash flow information:
     Interest paid on deposits and borrowings                                       $    920,231         $    980,947
     Federal Income taxes paid                                                      $     40,000         $     10,835



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain amounts in prior consolidated financial statements have been reclassified to conform to the March 31, 2002 presentation.

The results of operations and cash flows reported for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2001, contained in the Corporation's 2001 Annual Report and the Corporation's Form 10-KSB filed for December 31, 2001.

NOTE 2. EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the three months ended March 31, 2002 and 2001.

                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             2002              2001
                                                                          ----------        ----------
Weighted average number of common shares outstanding used in
    basic earnings per common share calculation                            2,134,506         2,133,906
Dilutive effect of stock options                                               2,193                 0
                                                                          ----------        ----------

Weighted average number of common shares outstanding adjusted
    for effect of dilutive options used in diluted EPS calculation         2,136,699         2,133,906
                                                                          ==========        ==========

Net income                                                                $  331,779        $  262,412
Basic earnings per share                                                  $     0.16        $     0.12
Diluted earnings per share                                                $     0.16        $     0.12

NOTE 3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for the three months ended March 31, 2002 and 2001 are as follows:

                                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                         2002             2001
                                                                                       ---------        ---------

Net Income                                                                             $ 331,779        $ 262,412
Other comprehensive income:
  Change in unrealized gain (loss) on securities available for sale, net of tax           64,123         (117,126)
                                                                                       ---------        ---------

Comprehensive income                                                                   $ 395,902        $ 145,286
                                                                                       =========        =========

                                GLB BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may contain certain "forward-looking statements." The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. The Corporation's ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Corporation's market area and the country, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

CRITICAL ACCOUNTING POLICIES

The Corporation maintains critical accounting policies for allowance for loan losses, classification and evaluation of securities, valuation of mortgage servicing rights and a deferred tax asset valuation allowance. Refer to notes 3, 2, 5 and 12 of Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2001.

STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $168.5 million at March 31, 2002, compared to $165.9 million at December 31, 2001, an increase of $2.6 million or 1.6%. This increase was largely the result of the increase in deposits of $2.3 million or 1.8%.

Federal Funds were $26.6 million at March 31, 2002, compared to $34.2 million at December 31, 2001, a decrease of $7.6 million or 22.3%. The Bank has been using its excess federal funds to fund new loan volume. The excess funds originated during the last five months of 2001 when stock market investors pulled their funds from the stock market and invested them in savings instruments in banks. Great Lakes Bank has successfully held on to most of those funds through the current quarter.

Securities book balances and fair market values increased slightly. Their carrying values were $5.8 million at March 31, 2002, compared to $5.6 million at December 31, 2001, an increase of $0.2 million or 2.7%.

Net loans were $119.6 million at March 31, 2002, compared to $111.2 million at December 31, 2001, an increase of $8.5 million or 7.6%. This increased growth is up considerably from last year's first quarter increase of 1.1%. The rate of payoffs and refinancings has slowed down in the first quarter of this year. Rates have settled in due to the Federal Reserve deciding not to change rates so far this year. Additionally fewer loans were sold in the first quarter of this year compared to last year with net proceeds of $1.6 million at March 31, 2002 compared to $2.7 million at March 31, 2001.

Deposits were $129.5 million at March 31, 2002, compared to $127.2 million at December 31, 2001, an increase of $2.3 million or 1.8%. Although the growth is low in this quarter compared to the growth of the first quarter of last year, which was 12.4%, the Bank is pleased that it has retained most of the funds that were deposited during last year following the economic impact of the international crisis events.

Borrowings remained the same with the next maturity occurring in June 2002.

Shareholders' equity was $27.6 million at March 31, 2002 and $27.2 million at December 31, 2001, an increase of $0.4 million or 1.5%. Changes in shareholders' equity include net income for the three months ended March 31, 2002 of $331,779 and the change in unrealized gains on securities available for sale of $64,123, net of taxes, recorded as a component of accumulated other comprehensive income. Accumulated other comprehensive income could materially fluctuate for each interim and year-end period depending on economic conditions and interest rate volatility.

RESULTS OF OPERATIONS

Net Income: The Corporation reported net income of $331,779 for the three months ended March 31, 2002, compared to $262,412 for the three months ended March 31, 2001, an increase of $69,367 or 26.4%. Annualized return on average assets (ROA) for the three months ended March 31, 2002 was 0.79%, compared to 0.76% for the three months ended March 31, 2001. Annualized return on average equity (ROE) for the three months ended March 31, 2002 was 4.87%, compared to 3.92% for the three months ended March 31, 2001.

Interest Income: Interest income was $2,452,712 for the three months ended March 31, 2002, compared to $2,531,253 for the three months ended March 31, 2001, a decrease of $78,541 or 3.1%. Interest income decreased largely due to the impact of the fed fund rate decreases that occurred in 2001. Although loans increased 11.8% and federal funds increased 46.4%, the overall yield on interest earning assets decreased 160 basis points between March 31, 2002 and March 31, 2001.

Interest Expense: Interest expense was $879,333 for the three months ended March 31, 2002, compared to $1,043,610 for the three months ended March 31, 2001, a decrease of $164,277 or 15.7%. Interest expense on deposits decreased 9.1% due to rate reductions on deposit instruments. Additionally, the interest expense on borrowings decreased by 37.6% due to maturing advances. The cost of funds paid on interest bearing liabilities decreased 155 basis points.

The proportionate decrease in yield and cost of funds allowed the Bank to maintain its spread within 5 basis points of March 31, 2001's spread. The following is a comparison of yields and costs for the three months ended March 31, 2002 and 2001:

                                             FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                              2002                2001
                                          -------------       -------------

Yield on Interest Earning Assets              6.34%               7.89%
Cost of Interest Bearing Liabilities          3.03%               4.49%
                                          -------------       -------------
Net Interest Spread                           3.31%               3.40%
                                          =============       =============

Net Interest Margin                           4.04%               4.60%
                                          =============       =============

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $75,000 for the three months ended March 31, 2002 compared to $97,500 for the three months ended March 31, 2001. Net (recoveries) and chargeoffs for the three months ended March 31, 2002 were ($1,212) compared to $589 for the three months ended March 31, 2001. Non-performing assets as a percent of total assets was 0.59% at March 31, 2002 compared to 0.57% at March 31, 2001.

Non-Interest Income: Non-interest income was $311,850 for the three months ended March 31, 2002 and $225,608 for the three months ended March 31, 2001, an increase of $86,242 or 38.2%. The largest increases in non-interest income were other service charges and fees which increased 22.3% and mortgage banking activities, net which increased significantly. Other service charges and fees increased largely due to collection of overdraft charges from the expanding customer base. Mortgage banking activities increased with the fair market value adjustment of $100,103 added to the Mortgage Servicing Rights valuation allowance from December 31, 2001 to March 31, 2002.

Non-Interest Expense: Non-interest expense was $1,317,992 for the three months ended March 31, 2002 and $1,213,385 for the three months ended March 31, 2001, an increase of $104,607 or 8.6%. Larger components of non-interest expenses were salaries which increased 9.8%, office supplies which increased 29.6% and office occupancy which increased 11.1%. These expenses were partially offset by advertising decreasing 18.8% and Ohio franchise tax decreasing 21.7%. Expansion of the branch system with one office opening in late July 2001 and another office scheduled for early April 2002 has increased salaries, supplies and office occupancy for the current quarter compared to the first quarter 2001. The decrease in advertising was a result of cost cutting for that quarter. Franchise tax was lower this quarter due to the decrease in interest income and lack of inter-company loans this year. Previously, the Corporation had paid a net income tax due to inter-company loans.

The effective tax rate for the three months ended March 31, 2002 was 32.6% compared to 34.8% for the three months ended March 31, 2001. The decrease in the effective tax rate was largely due to a lower amount being expensed for Ohio Franchise Tax.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation uses its funds to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At March 31, 2002, the Corporation has commitments to originate loans totaling $3.2 million and its customers had approved but unused lines of credit and construction loans totaling $15.6 million. The Corporation feels it has adequate resources to fund its required commitments as of March 31, 2002.

CAPITAL RESOURCES

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Corporation and the Bank have met all capital adequacy requirements to which they are subject.

                                                                                                      MINIMUM TO BE WELL
                                                                                 MINIMUM              CAPITALIZED UNDER
                                                                                 CAPITAL              PROMPT CORRECTIVE
                                                        ACTUAL                  REQUIREMENT           ACTION PROVISIONS
                                                -----------------------   ----------------------- -------------------------
                                                  AMOUNT       RATIO         AMOUNT       RATIO       AMOUNT       RATIO
                                                ----------   ----------   -----------   --------- ------------  -----------

MARCH 31, 2002
---------------------------------
Total Capital to Risk Weighted Assets:

Consolidated                                   $28,658,179      24.5%     $ 9,352,720      8.0%     $11,690,900     10.0%
Great Lakes Bank                                13,472,460      12.2%       8,865,840      8.0%      11,082,300     10.0%

Tier 1 Capital to Risk Weighted Assets:

Consolidated                                    27,384,941      23.4%       4,676,360      4.0%       7,014,540      6.0%
Great Lakes Bank                                12,199,222      11.0%       4,432,920      4.0%       6,649,380      6.0%

Tier 1 Capital to Average Assets:

Consolidated                                    27,384,941      16.4%       6,690,425      4.0%       8,363,031      5.0%
Great Lakes Bank                                12,199,222       8.1%       6,062,673      4.0%       7,578,341      5.0%

ACCOUNTING AND REGULATORY DEVELOPMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. GLB Bancorp adopted Statement 142 as of January 1, 2002. Management has ceased amortization of its goodwill. Management has reviewed goodwill for impairment and no impairment was noted. The goodwill balance of $110,201 on the Corporation's books relates to the initial purchase of Great Lakes Commerce on July 18, 1994 when the Bank's assets were $19 million. The core deposit intangible of $70,254 is classified separately and will continue to amortize through 2004. The accumulated amortization for the core deposit intangible amounted to $325,162 through March 31, 2002. The amortization expense for the three months ended March 31, 2002 was $7,680. During 2002 and 2003, the total core deposit amortization will be $30,719 in each year with $16,496 being amortized in 2004.

                                           FOR THE THREE MONTHS ENDED
                                                    MARCH 31,
                                            2002                2001
                                          --------            --------
Net Income                                $331,779            $262,412
Add: Goodwill Amortization                       0              11,020
                                          --------            --------
Pro forma adjusted net income             $331,779            $273,432
                                          ========            ========
Earnings per share basic and diluted         $0.16               $0.13
                                          ========            ========


In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 14, 2001. The Corporation has reviewed the provisions of Statement 143, and believes that upon adoption, it does not have a material impact on its financial position, results of operations or cash flow.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses financial accounting and reporting, creating a single accounting model for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions," for the disposal of a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Corporation has reviewed the provisions of Statement 144, and believes that upon adoption, it does not have a material impact on its financial position, results of operations or cash flow.


On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General. Additionally the USA PATRIOT Act encourages information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. It has not been possible at this time to predict the impact of this act and its implementation on the Corporation at this time.

PART II  - OTHER INFORMATION

ITEM 1  -   LEGAL PROCEEDINGS (none)
ITEM 2  -   CHANGES IN SECURITIES AND USE OF PROCEEDS (not applicable)
ITEM 3  -   DEFAULTS UPON SENIOR SECURITIES (not applicable)
ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (not applicable)
ITEM 5  -   OTHER INFORMATION (none)
ITEM 6  -   EXHIBITS AND REPORTS ON FORM 8-k

Exhibits
March 30,2002-GLB Bancorp, Inc. issued a news release announcing its financial results for the fourth quarter of 2001 and year to date for the year ended December 31, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLB BANCORP, INC.


By:  /s/ Richard T. Flenner, Jr.                            Date:  May 5, 2002
    -------------------------------------------------              -----------
          Richard T. Flenner, Jr., President
          Chief Executive Officer and Director



By:    /s/ Cheryl J. Mihitsch                               Date:  May 5, 2002
  ---------------------------------------------------             ------------
          Cheryl J. Mihitsch
          Principal Financial and Accounting Officer