Form 10QSB
period 2002-06-30
GLB BANCORP INC
filed 2002-08-12
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

As of August 5, 2002, there were 2,134,506 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes _______ No   [ X ]

                                GLB BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


PART I.  FINANCIAL INFORMATION                                             Page

         Item 1.  Consolidated Financial Statements
                  Consolidated Statements of Financial Condition             3
                  Consolidated Statements of Operations                      4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Consolidated Financial Statements                 6
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8


PART II.  OTHER INFORMATION                                                 13
         Item 1.  Legal Proceedings (none)
         Item 2.  Changes in Securities and use of proceeds (not applicable)
         Item 3.  Defaults upon senior securities (not applicable)
         Item 4.  Submission of matters to a vote of security holder
         Item 5.  Other information (none)
         Item 6.  Exhibits and reports on form 8-K
SIGNATURES                                                                  13

                                GLB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



Assets                                                                JUNE 30, 2002           DECEMBER 31, 2001
                                                                     ---------------          ----------------

Cash and due from banks                                                $ 10,690,225             $  9,207,242
Federal funds sold                                                       31,234,644               34,206,530
                                                                       ------------             ------------
     Total Cash and Cash Equivalents                                     41,924,869               43,413,772

Securities Available for Sale                                             4,371,601                3,636,037
Securities Held to Maturity                                               2,539,329                1,999,592
Loans, net of allowance for loan losses                                 121,332,525              111,150,086
Stock in Federal Home Loan Bank of Cincinnati, at cost                    1,017,600                  994,700
Premises and equipment, net                                               3,247,455                3,196,769
Goodwill                                                                    110,201                  110,201
Intangibles, net                                                            373,027                  425,306
Other assets                                                              1,210,920                  944,861
                                                                       ------------             ------------

     Total Assets                                                      $176,127,527             $165,871,324
                                                                       ============             ============


Liabilities and Shareholders' Equity

Liabilities

Non-interest bearing demand deposits                                   $ 21,022,989             $ 18,990,170
Interest bearing demand deposits                                         12,203,953               10,494,030
Savings accounts                                                         75,215,346               66,744,275
Certificate of deposit accounts                                          30,390,345               30,992,176
                                                                       ------------             ------------
     Total Deposits                                                     138,832,633              127,220,651

Advances from the Federal Home Loan Bank                                  8,143,900               10,643,900
Accrued expenses and other liabilities                                      890,245                  796,784
                                                                       ------------             ------------
     Total Liabilities                                                  147,866,778              138,661,335
                                                                       ------------             ------------

Shareholders' Equity

Common Stock, no par value; 10 million shares authorized;
2,134,506 shares issued and outstanding
at a stated value of $2.50                                                5,336,265                5,336,265
Additional Paid-In Capital                                               19,156,530               19,156,530
Retained Earnings                                                         3,283,750                2,711,797
Accumulated Other Comprehensive Income                                      484,204                    5,397
                                                                       ------------             ------------
     Total Shareholders' Equity                                          28,260,749               27,209,989
                                                                       ------------             ------------

     Total Liabilities and Shareholders' Equity                        $176,127,527             $165,871,324
                                                                       ============             ============

See accompanying notes to financial statements.


                                                                       GLB BANCORP, INC.
                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                       2002                2001               2002              2001
                                                   -----------         -----------        -----------        -----------
Interest  Income:
Loans                                              $ 2,332,221         $ 2,206,894        $ 4,585,161        $ 4,467,510
Federal funds sold                                     128,510             277,734            256,440            467,914
Securities                                              83,277              80,423            155,119            160,880
                                                   -----------         -----------        -----------        -----------
    Total Interest Income                            2,544,008           2,565,051          4,996,720          5,096,304

Interest Expense:
Deposits                                               725,268             898,629          1,453,572          1,700,268
FHLB Advances                                          143,461             243,672            294,490            485,643
                                                   -----------         -----------        -----------        -----------
    Total Interest Expense                             868,729           1,142,301          1,748,062          2,185,911
                                                   -----------         -----------        -----------        -----------

    Net Interest Income                              1,675,279           1,422,750          3,248,658          2,910,393

Provision for loan losses                               75,000              97,500            150,000            195,000
                                                   -----------         -----------        -----------        -----------

    Net Interest Income After Provision              1,600,279           1,325,250          3,098,658          2,715,393
                                                   -----------         -----------        -----------        -----------

Non-Interest Income:
Service charges on demand deposits                     105,702              96,161            199,239            179,193
Other loan fees                                         80,614              59,543            142,433            116,876
Other service charges and fees                          78,442              65,091            147,794            121,798
Mortgage Banking activities, net                       (65,589)             48,709             21,553             77,245
                                                   -----------         -----------        -----------        -----------
    Total Non-Interest Income                          199,169             269,504            511,019            495,112

Non-Interest Expense:
Compensation and related benefits                      700,323             596,517          1,350,463          1,188,844
Office occupancy and equipment, net                    324,952             255,484            614,792            516,300
Professional fees                                       53,701              63,285            102,983            112,837
Advertising                                             35,303              33,032             61,113             64,803
Amortization of goodwill                                     0              11,020                  0             22,040
Amortization of core intangible                          7,680               7,679             15,360             15,358
Ohio franchise tax                                      39,750              51,324             79,500            102,105
Data processing                                         73,599              68,538            147,349            135,577
Office supplies and printing                            56,073              53,269             91,986             80,986
FDIC deposit insurance                                   5,445               4,142             10,804              8,330
Credit card processing                                  32,117              26,473             59,875             51,684
Other operating expenses                               117,945             101,139            230,655            186,423
                                                   -----------         -----------        -----------        -----------
    Total Non-Interest Expenses                      1,446,888           1,271,902          2,764,880          2,485,287
                                                   -----------         -----------        -----------        -----------

Income Before Income Tax Expense                       352,560             322,852            844,797            725,218
    Federal and State Income Tax Expense               112,386             110,401            272,844            250,355
                                                   -----------         -----------        -----------        -----------
    Net Income                                     $   240,174         $   212,451        $   571,953        $   474,863
                                                   ===========         ===========        ===========        ===========
    Earnings per share basic and diluted           $      0.11         $      0.10        $      0.27        $      0.22
                                                   ===========         ===========        ===========        ===========



 See accompanying notes to financial statements

                                GLB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                       --------------------------------------
                                                                            2002                    2001
                                                                       -------------            -------------


Cash flows from operating activities:
Net income                                                             $     571,953            $     474,863
Adjustments required to reconcile net income to net cash
   provided by operating activities:
Amortization of goodwill                                                           0                   22,040
Amortization of core intangible                                               15,360                   15,358
Valuation allowance/mortgage servicing rights                                 77,104                   27,219
Depreciation                                                                 174,968                  149,704
Premium amortization and discount accretion, net                              14,431                   (7,202)
Net deferred loan origination fees and costs                                  (7,425)                  32,028
Origination of loans held for sale                                        (3,905,905)              (8,723,306)
Proceeds from sale of loans held for sale                                  3,944,028                8,729,355
Gain on sale of loans held for sale                                          (58,300)                 (75,200)
Provision for loan losses                                                    150,000                  195,000
Origination of mortgage servicing rights                                     (40,185)                (118,783)
Increase in other assets                                                    (512,716)                (149,531)
Decrease in accrued expenses and other liabilities                            93,461                 (235,033)
                                                                       -------------            -------------
   Net cash provided by operating activities:                                516,774                  336,512
                                                                       -------------            -------------


Cash flows from investing activities:
Purchases of securities available for sale                                   (10,100)                       0
Purchases of securities held to maturity                                  (2,554,168)              (1,999,300)
Maturities and payments of securities held to maturity                     2,000,000                2,000,000
Purchase of FHLB stock                                                       (22,900)                (325,800)
Origination of loans, net of principal collected                         (10,304,837)              (2,000,404)
Increase in term federal funds                                                     0               (5,000,000)
Purchases of premises and equipment                                         (225,654)                (154,154)
                                                                       -------------            -------------
   Net cash used in investing activities:                                (11,117,659)              (7,479,658)
                                                                       -------------            -------------


Cash flows from financing activities:

Net increase in deposits                                                  11,611,982               17,897,877
Cash proceeds from FHLB advances                                                   0                8,143,900
Cash repayments of FHLB advances                                          (2,500,000)              (5,043,900)
                                                                       -------------            -------------
   Net cash provided by financing activities:                              9,111,982               20,997,877
                                                                       -------------            -------------


Net increase (decrease) in cash and cash equivalents                      (1,488,903)              13,854,731
Cash and cash equivalents at beginning of period                          43,413,772               13,173,092
                                                                       -------------            -------------
Cash and cash equivalents at end of period                             $  41,924,869            $  27,027,823
                                                                       =============            =============

Supplemental disclosure of cash flow information:
     Interest paid on deposits and borrowings                          $   1,784,559            $   2,085,258
                                                                       =============            =============
     Federal Income taxes paid                                         $     280,000            $     200,835
                                                                       =============            =============



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain amounts in prior consolidated financial statements have been reclassified to conform to the June 30, 2002 presentation.

The results of operations and cash flows reported for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2001, contained in the Corporation's 2001 Annual Report and the Corporation's Form 10-KSB filed for December 31, 2001.

NOTE 2.  EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the six months ended June 30, 2002 and 2001.

                                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                       2002                     2001
                                                                                -------------------       ------------------
Weighted average number of common shares outstanding used in
    basic earnings per common share calculation                                          2,134,506                2,133,906
Dilutive effect of stock options                                                             2,362                       66
                                                                                -------------------       ------------------

Weighted average number of common shares outstanding adjusted
    for effect of dilutive options used in diluted EPS calculation                       2,136,868                2,133,972
                                                                                ===================       ==================

Net income                                                                                $571,953                 $474,863
Basic earnings per share                                                                  $   0.27                 $   0.22
Diluted earnings per share                                                                $   0.27                 $   0.22

NOTE 3. COMPREHENSIVE INCOME

The Corporation's comprehensive income for three and six months ended June 30, 2002 and 2001 are as follows:

                                            FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                                  2002              2001                2002               2001
                                            ---------------    --------------     ---------------    ----------------

Net Income                                        $240,174          $212,451          $  571,953            $474,863
Other comprehensive income:
  Change in unrealized gain (loss) on
securities available for sale, net of tax          414,684          (61,336)             478,807           (178,462)
                                            ---------------    --------------     ---------------    ----------------

Comprehensive income                              $654,858          $151,115          $1,050,760            $296,401
                                            ===============    ==============     ===============    ================

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, " Goodwill and Other Intangible Assets." Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. GLB Bancorp adopted Statement 142 as of January 1, 2002. Management has ceased amortization of its goodwill. Management has reviewed goodwill for impairment and no impairment was noted. The goodwill balance of $110,201 on the Corporation's books relates to the initial purchase of Great Lakes Commerce on July 18, 1994 when the Bank's assets were $19 million. The core deposit intangible of $62,574 is classified separately and will continue to amortize through 2004.

The following represents the core deposit intangible expense details.

Accumulated amortization expense through June 30, 2002                 $332,842

Amortization expense 6-30-02 through 12-31-02                 15,359
Amortization expense for 2003                                 30,719
Amortization expense for 2004                                 16,496
                                                              ------
         Total future amortization expense                               62,574
                                                                       --------

         Original core deposit intangible asset balance                $395,416
                                                                       --------

The following table summarizes pro-forma adjusted net income based on goodwill expense:

                                               FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                               JUNE 30,
                                                 2002                2001               2002               2001
                                             -----------         -----------        -----------        -----------

Net Income                                   $   240,174         $   212,451        $   571,953        $   474,863
Add: Goodwill Amortization                             0              11,020                  0             22,040
                                             -----------         -----------        -----------        -----------
Pro Forma Adjusted Net Income                $   240,174         $   223,471        $   571,953        $   496,903
                                             ===========         ===========        ===========        ===========

Pro Forma Adjusted  Earnings Per Share
Basic and Diluted                            $      0.11         $      0.10        $      0.27        $      0.23
                                             ===========         ===========        ===========        ===========

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

CRITICAL ACCOUNTING POLICIES

The Corporation maintains critical accounting policies for allowance for loan losses, classification and evaluation of securities, valuation of mortgage servicing rights and deferred tax asset valuation allowance. Refer to notes 3, 2, 5 and 12 of Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2001.

 STATEMENTS OF FINANCIAL CONDITION

The Corporation's total assets were $176.1 million at June 30, 2002, compared to $165.9 million at December 31, 2001, an increase of $10.3 million or 6.2%. This increase was largely the result of the increase in deposits of $11.6 million or 9.1%. Passbook savings accounts showed the largest change, increasing $8.5 million or 12.7%.

Federal Funds were $31.2 million at June 30, 2002, compared to $34.2 million at December 31, 2001, a decrease of $3.0 million or 8.7%. The Bank has been using its excess federal funds to fund new loan volume and Bank operations. With the stock market remaining low, investors are pulling their funds from the stock market seeking safer havens for their savings. While Great Lakes Bank has been fortunate enough to capture part of this investor market thereby increasing its deposits, the opportunities to invest in higher yielding short term instruments is very scant for banks with excess liquidity. Therefore Great Lakes Bank has had to invest in lower yielding federal funds to allow for possible customer fund movements and allow for any longer term investment opportunities that may arise for the Bank to grow.

Securities book balances and fair market values increased. Their carrying values were $6.9 million at June 30, 2002, compared to $5.6 million at December 31, 2001, an increase of $1.3 million or 22.6%.

Net loans were $121.3 million at June 30, 2002, compared to $111.2 million at December 31, 2001, an increase of $10.2 million or 9.2%. The loan portfolio has grown in all loan types with the largest dollars of originations occurring in the commercial loan category. Commercial loans increased 11.2% comparing June 30, 2002 to December 31, 2001. Originations totaling $17.1 million were placed on the books for the six months ended June 30, 2002 compared to $10.1 million for the six months ended June 30, 2001. Additionally mortgage loans increased 8.8% comparing June 30, 2002 to December 31, 2001 with loan sales totaling $3.9 million for the six months ended June 30, 2002 compared to $8.7 million in sales for the six months ended June 30, 2001.

Deposits were $138.8 million at June 30, 2002, compared to $127.2 million at December 31, 2001, an increase of $11.6 million or 9.1%. The growth in deposits was largely in passbook savings with a 12.7% increase comparing June 30, 2002 to December 31, 2001. Investors continue to look for safe havens to invest their savings until the market can yield them better returns at considerable less risk.

Borrowings decreased $2.5 million with the maturity of a five year advance at 6.75%. Due to the amount of excess liquidity of the Bank, the advance was paid down and not replaced.

Shareholders' equity was $28.3 million at June 30, 2002 and $27.2 million at December 31, 2001, an increase of $1.1 million or 3.9%. Changes in shareholders' equity include net income for the six months ended June 30, 2002 of $571,953 and the change in unrealized gains on securities available for sale of $478,807, net of taxes, recorded as a component of accumulated other comprehensive income. Accumulated other comprehensive income could materially fluctuate for each interim and year-end period depending on economic conditions and interest rate volatility.

RESULTS OF OPERATIONS

Net Income: The Corporation reported net income of $240,174 for the three months ended June 30, 2002, compared to $212,451 for the three months ended June 30, 2001, an increase of $27,723 or 13.0%. The Corporation reported net income of $571,953 for the six months ended June 30, 2002, compared to $474,863 for the six months ended June 30, 2001, an increase of $97,090 or 20.4%. Annualized return on average assets (ROA) for the six months ended June 30, 2002 was 0.67%, compared to 0.66% for the six months ended June 30, 2001. Annualized return on average equity (ROE) for the six months ended June 30, 2002 was 4.19%, compared to 3.55% for the six months ended June 30, 2001.

Interest Income: Interest income was $2,544,008 for the three months ended June 30, 2002, compared to $2,565,051 for the three months ended June 30, 2001, a decrease of $21,043 or 0.8%. Interest income was $4,996,720 for the six months ended June 30, 2002, compared to $5,096,304 for the six months ended June 30, 2001, a decrease of $99,584 or 2.0%. Interest income decreased largely due to the impact of the federal fund rate decreases that occurred in 2001. Although loans increased 12.6% and federal funds increased 63.4%, the overall yield on interest earning assets decreased 129 basis points between June 30, 2002 and June 30, 2001.

Interest Expense: Interest expense was $868,729 for the three months ended June 30, 2002, compared to $1,142,301 for the three months ended June 30, 2001, a decrease of $273,572 or 23.9%. Interest expense was $1,748,062 for the six months ended June 30, 2002, compared to $2,185,911 for the six months ended June 30, 2001, a decrease of $437,849 or 20.0%. Interest expense on deposits decreased 14.5% due to rate reductions on deposit instruments. Additionally, the interest expense on borrowings decreased by 39.4% due to maturing advances.

The following is a comparison of yields and costs for the three months and six months ended June 30, 2002 and 2001:

                                             FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                              JUNE 30,
                                             2002                2001               2002               2001
                                         -----------         -----------        -----------        -----------

Yield on Interest Earning Assets                6.32%               7.38%              6.33%              7.62%
Cost of Interest Bearing Liabilities            2.86%               4.46%              2.94%              4.48%
                                         -----------         -----------        -----------        -----------
Net Interest Spread                             3.46%               2.92%              3.39%              3.14%
                                         ===========         ===========        ===========        ===========

Net Interest Margin                             4.14%               4.07%              4.09%              4.32%
                                         ===========         ===========        ===========        ===========

Provision for Loan Losses: The provision for loan losses is based upon management's assessment of relevant factors, including types and amounts of non-performing loans, historical and probable loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $75,000 for the three months ended June 30, 2002 compared to $97,500 for the three months ended June 30, 2001. The provision for loan losses was $150,000 for the six months ended June 30, 2002 compared to $195,000 for the six months ended June 30, 2001. Net charge offs for the three months ended June 30, 2002 were $7,779 compared to $3,008 for the three months ended June 30, 2001. Net charge offs for the six months ended June 30, 2002 were $6,567 compared to $3,597 for the six months ended June 30, 2001. Non-performing assets as a percent of total assets was 0.45% at June 30, 2002 compared to 0.07% at June 30, 2001. The increase in non-performing assets is largely in the mortgage loan area. It is not anticipated at this time that losses will be incurred since the majority of the bank's loans are collateralized.

Non-Interest Income: Non-interest income was $199,169 for the three months ended June 30, 2002 and $269,504 for the three months ended June 30, 2001, a decrease of $70,335 or 26.1%. Non-interest income was $511,019 for the six months ended June 30, 2002 and $495,112 for the six months ended June 30, 2001, an increase of $15,907 or 3.2%. The largest decrease in non-interest income was mortgage banking activities, net which decreased significantly in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Mortgage banking activities decreased during the quarter with the fair market value adjustment on mortgage servicing assets of $84,375; conversely increasing $15,728 for the first six months of June 30, 2002. The fair market value of the servicing possesses a great deal of volatility, which can present large fluctuations to the income statement of the Corporation. Additionally, monthly amortizations of the mortgage servicing rights has increased during the current year over the prior year with the change in amortization term from maturity term to estimated life of loan. The following table represents mortgage banking activities, net, including gains on sales of loans for the three months and six months ended June 30, 2002 and 2001, respectively.

                                                   FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                               JUNE 30,
                                                    2002                2001               2002               2001
                                                -----------         -----------        -----------        -----------

Mortgage loan servicing fees                    $    20,391         $    15,512        $    40,357        $    29,264
Amortization of mortgage servicing rights           (33,722)            (13,310)           (92,832)           (27,219)
Valuation adjustment                                (84,375)               --               15,728               --
Gain on sale of loans held for sale                  32,117              46,507             58,300             75,200
                                                -----------         -----------        -----------        -----------

                                                $   (65,589)        $    48,709        $    21,553        $    77,245
                                                ===========         ===========        ===========        ===========


Non-Interest Expense: Non-interest expense was $1,446,888 for the three months ended June 30, 2002 and $1,271,902 for the three months ended June 30, 2001, an increase of $174,986 or 13.8%. Non-interest expense was $2,764,880 for the six months ended June 30, 2002 and $2,485,287 for the six months ended June 30, 2001, an increase of $279,593 or 11.2%. Larger components of non-interest expenses were salaries which increased 13.6%, office supplies which increased 13.6% and office occupancy which increased 19.1%. These expenses were partially offset by advertising decreasing 5.7% and Ohio franchise tax decreasing 22.1%. Expansion of the branch system with one office opening April 4, 2002 at 1220 SOM Center Rd in Mayfield Heights, Ohio has increased salaries, supplies and office occupancy for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decrease in advertising was a result of cost cutting. Franchise tax was lower due to the decrease in interest income and lack of inter-company loans this year. Previously, the Corporation had paid a net income tax due to inter-company loans. Additionally other operating expenses increased 23.7% partially due to postage increasing 23.8% largely due to the volume of new accounts and increased activity, DDA and ATM losses and a branch robbery. DDA and ATM losses of approximately $15,000 more than the prior year were expensed. These losses were due mostly to activities by three customers. The Bank has since instituted more aggressive collection procedures and decided to send all promotional credit card checks for collection before crediting a customer's account. A $10,000 deductible was expensed to the bank in March 2002 for a bank robbery at one of the branches.

The effective tax rate for the six months ended June 30, 2002 was 32.3% compared to 34.5% for the six months ended June 30, 2001. The decrease in the effective tax rate was largely due to the higher proportion of income at the Holding Company level which is based on stock dividends that are taxed at a lower rate.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation uses its funds to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At June 30, 2002, the Corporation has commitments to originate loans totaling $9.1 million and its customers had approved but unused lines of credit and construction loans totaling $18.4 million. The Corporation feels it has adequate resources to fund its required commitments as of June, 2002.

CAPITAL RESOURCES

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Corporation and the Bank have met all capital adequacy requirements to which they are subject.

                                                                                                       MINIMUM TO BE WELL
                                                                                MINIMUM                CAPITALIZED UNDER
                                                                                CAPITAL                PROMPT CORRECTIVE
                                                        ACTUAL                 REQUIREMENT              ACTION PROVISIONS
                                               ---------------------    ------------------------     ----------------------
                                                 AMOUNT        RATIO     AMOUNT         RATIO          AMOUNT        RATIO
                                               ----------      -----    ---------      -------       ----------     -------

JUNE 30, 2002
----------------------------------
Total Capital to Risk Weighted Assets:

Consolidated                                 $29,243,323      24.0%    $ 9,734,800       8.0%       $12,168,500      10.0%
Great Lakes Bank                              13,759,320      11.9%      9,233,200       8.0%        11,541,500      10.0%

Tier 1 Capital to Risk Weighted Assets:

Consolidated                                  27,572,725      22.7%      4,867,400       4.0%         7,301,100       6.0%
Great Lakes Bank                              12,418,861      10.8%      4,616,600       4.0%         6,924,900       6.0%

Tier 1 Capital to Average Assets:

Consolidated                                  27,572,725      16.3%      6,772,210       4.0%         8,465,263       5.0%
Great Lakes Bank                              12,418,861       8.1%      6,161,095       4.0%         7,701,369       5.0%

ACCOUNTING AND REGULATORY DEVELOPMENTS

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 14, 2001. The Corporation has reviewed the provisions of Statement 143, and believes that upon adoption, it did not have a material impact on its financial position, results of operations or cash flow.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses financial accounting and reporting, creating a single accounting model for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions," for the disposal of a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Corporation has reviewed the provisions of Statement 144, and believes that upon adoption, it did not have a material impact on its financial position, results of operations or cash flow.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases" which was written to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections. The provisions of this statement related to the recission of Statement No. 4 shall be for fiscal years beginning after May 15, 2002 and as it relates to Statement No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of FASB No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Corporation has reviewed the provisions of Statement No. 145 and believes that it will not have a material impact on its financial position, results of operation or cash flow.

PART II  - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS (none)
ITEM 2   -   CHANGES IN SECURITIES AND USE OF PROCEEDS (not applicable)
ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES (not applicable)
ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On April 16, 2002, the Company held its Annual Meeting of Shareholders. The following items were voted upon:

         Each of the eleven directors were elected to serve as directors until the 2003 Annual Meeting of Shareholders.

         Unberto Fedeli             For: 1,069,808   Against:0       Abstain:8,741
         Richard T. Flenner Jr.     For: 1,068,608   Against:0       Abstain:9,941
         James V. Fryan             For: 1,070,508   Against:0       Abstain:8,041
         George C. Lott             For: 1,066,808   Against:0       Abstain:11,741
         George X. Mechir           For: 1,069,308   Against:0       Abstain:9,241
         Jerome T. Osborne          For: 1,068,308   Against:0       Abstain:8,441
         Richard M. Osborne         For: 1,070,458   Against:0       Abstain:8,091
         Edward R. Pike             For: 1,070,508   Against:0       Abstain:8,041
         Thomas J. Smith            For: 1,069,308   Against:0       Abstain:9,241
         Joseph T. Svete            For: 1,070,508   Against:0       Abstain:8,041
         Thomas E. Wheeler          For: 1,070,508   Against:0       Abstain:8,041

         Ratification of the selection of KPMG LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2002:

                                    For: 1,068,723   Against: 6,200       Abstain: 3,626
         Broker non-votes were zero.
         Total shares equal 2,134,506 with 1,078,549 shares voted and 1,055,957 shares not-voted.

ITEM 5   -   OTHER INFORMATION (none)
ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-k (none)


SIGNATURES

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of GLB Bancorp, Inc. ("GLB") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard T. Flenner, Jr., President, Chief Executive Officer and Director of GLB, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard T. Flenner, Jr.
---------------------------

Richard T. Flenner, Jr.
President, Chief Executive Officer and Director
August 12, 2002
---------------


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of GLB Bancorp, Inc. ("GLB") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cheryl J. Mihitsch, Treasurer and Chief Financial Officer of GLB, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:



     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Cheryl J. Mihitsch
----------------------

Cheryl J. Mihitsch
Treasurer, Chief Financial Officer
August 12, 2002
---------------
                                       13