Form 10QSB
period 2002-09-30
GLB BANCORP INC
filed 2002-11-13
CIK 1054538

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-24255

GLB BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Ohio	31-1529973

(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

7001 Center Street, Mentor, Ohio	44060

(Address of Principal Executive Offices)	(Zip Code)

(440) 974-0000

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [    ]

As of November 6, 2002, there were 2,347,925 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format Yes      No    X

GLB BANCORP, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2002

		Page

Part I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Financial Condition	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Controls and Procedures	14
Part II. Other Information
Item 1.	Legal Proceedings (none)
Item 2.	Changes in Securities and use of proceeds (not applicable)
Item 3.	Defaults upon senior securities (not applicable)
Item 4.	Submission of matters to a vote of security holder (none)
Item 5.	Other information (none)
Item 6.	Exhibits and reports on form 8-K
Signatures		15

GLB BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$10,157,267	$9,207,242
Federal funds sold	33,419,741	34,206,530

Total Cash and Cash Equivalents	43,577,008	43,413,772
Securities Available for Sale	4,526,347	3,636,037
Securities Held to Maturity	3,030,196	1,999,592
Loans, net of allowance for loan losses	126,121,495	111,150,086
Stock in Federal Home Loan Bank of Cincinnati, at cost	1,029,700	994,700
Premises and equipment, net	3,208,315	3,196,769
Goodwill	110,201	110,201
Intangibles, net	341,624	425,306
Other assets	1,228,522	944,861

Total Assets	$183,173,408	$165,871,324

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing demand deposits	$21,324,290	$18,990,170
Interest bearing demand deposits	11,495,393	10,494,030
Savings accounts	78,911,083	66,744,275
Certificate of deposit accounts	33,644,644	30,992,176

Total Deposits	145,375,410	127,220,651
Advances from the Federal Home Loan Bank	8,143,900	10,643,900
Accrued expenses and other liabilities	1,028,255	796,784

Total Liabilities	154,547,565	138,661,335

Shareholders’ Equity
Common Stock, no par value; 10 million shares authorized; 2,347,925 AND 2,134,506 shares issued and outstanding at September 30, 2002 and December 31, 2001 at a stated value of $2.50	5,869,813	5,336,265
Additional Paid-In Capital	20,908,699	19,156,530
Retained Earnings	1,260,995	2,711,797
Accumulated Other Comprehensive Income	586,336	5,397

Total Shareholders’ Equity	28,625,843	27,209,989

Total Liabilities and Shareholders’ Equity	$183,173,408	$165,871,324

     See accompanying notes to financial statements.

GLB BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,

	2002	2001	2002	2001

Interest Income:
Loans	$2,359,656	$2,241,983	$6,944,817	$6,709,493
Federal funds sold	128,636	270,155	385,076	738,069
Securities	84,122	82,064	239,241	242,944

Total Interest Income	2,572,414	2,594,202	7,569,134	7,690,506
Interest Expense:
Deposits	776,986	955,870	2,230,558	2,656,138
FHLB Advances	111,852	238,222	406,342	723,865

Total Interest Expense	888,838	1,194,092	2,636,900	3,380,003

Net Interest Income	1,683,576	1,400,110	4,932,234	4,310,503
Provision for loan losses	75,000	75,000	225,000	270,000

Net Interest Income After	1,608,576	1,325,110	4,707,234	4,040,503

Non-Interest Income:
Service charges on demand deposits	117,688	100,794	316,927	279,987
Other loan fees	77,502	66,541	219,935	183,417
Other service charges and fees	81,111	64,707	228,905	186,505
Mortgage Banking activities, net	(3,478)	19,102	18,075	96,347

Total Non-Interest Income	272,823	251,144	783,842	746,256
Non-Interest Expense:
Compensation and related benefits	741,926	626,253	2,092,389	1,815,097
Office occupancy and equipment, net	334,838	293,798	949,630	810,098
Professional fees	50,130	42,969	153,113	155,806
Advertising	43,327	30,114	104,440	94,917
Amortization of goodwill	0	11,020	0	33,060
Amortization of core intangible	7,680	7,680	23,040	23,038
Ohio franchise tax	38,751	51,007	118,251	153,112
Data processing	70,868	67,940	218,217	203,517
Office supplies and printing	40,145	42,538	132,131	123,524
FDIC deposit insurance	5,370	4,601	16,174	12,931
Credit card processing	34,808	26,585	94,683	78,269
Other operating expenses	125,705	107,618	356,360	294,041

Total Non-Interest Expenses	1,493,548	1,312,123	4,258,428	3,797,410

Income Before Income Tax Expense	387,851	264,131	1,232,648	989,349
Federal and State Income Tax	124,551	90,536	397,395	340,891

Net Income	$263,300	$173,595	$835,253	$648,458

Basic earnings per share	$0.11	$0.07	$0.36	$0.28

Diluted earnings per share	$0.11	$0.07	$0.36	$0.27

See accompanying notes to financial statements

GLB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$835,253	$648,458
Adjustments required to reconcile net income to net cash provided by operating activities:
Amortization of goodwill	0	33,060
Amortization of core intangible	23,040	23,038
Valuation allowance/mortgage servicing rights	139,218	54,913
Depreciation	265,679	227,885
Premium amortization and discount accretion, net	23,564	(9,247)
Net deferred loan origination fees and costs	18,726	56,892
Origination of loans held for sale	(8,193,681)	(12,401,697)
Proceeds from sale of loans held for sale	8,250,302	12,391,926
Gain on sale of loans held for sale	(95,223)	(103,594)
Provision for loan losses	225,000	270,000
Origination of mortgage servicing rights	(78,576)	(166,971)
Increase in other assets	(582,932)	(279,875)
Increase (decrease) in accrued expenses and other liabilities	231,471	(223,171)

Net cash provided by operating activities:	1,061,841	521,617

Cash flows from investing activities:
Purchases of securities available for sale	(10,100)	0
Purchases of securities held to maturity	(3,054,168)	(1,999,300)
Maturities and payments of securities held to maturity	2,000,000	2,000,000
Purchase of FHLB stock	(35,000)	(342,800)
Origination of loans, net of principal collected	(15,176,533)	(3,021,188)
Purchases of premises and equipment	(277,225)	(261,795)

Net cash used in investing activities:	(16,553,026)	(3,625,083)

Cash flows from financing activities:
Cash fractional share payment on 10% stock dividend	(338)	0
Net increase in deposits	18,154,759	31,008,632
Cash proceeds from FHLB advances	0	8,143,900
Proceeds from FHLB advances	(2,500,000)	(10,043,900)

Net cash provided by financing activities	15,654,421	29,108,632

Net increase (decrease) in cash and cash equivalents	163,236	26,005,166
Cash and cash equivalents at beginning of period	43,413,772	13,173,092

Cash and cash equivalents at end of period	$43,577,008	$39,178,258

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$2,682,356	$3,323,872
Federal Income taxes paid	$580,000	$344,835

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain amounts in prior consolidated financial statements have been reclassified to conform to the September 30, 2002 presentation.

The results of operations and cash flows reported for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2001, contained in the Corporation’s 2001 Annual Report and the Corporation’s Form 10-KSB filed for December 31, 2001.

Note 2. EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the nine months ended September 30, 2002 and 2001. Each year presented has been adjusted to reflect a ten percent stock dividend in 2002.

	For the Nine Months Ended September 30,

	2002	2001

Weighted average number of common shares outstanding used in basic earnings per common share calculation	2,347,925	2,347,297
Dilutive effect of stock options	2,584	10,949

Weighted average number of common shares outstanding adjusted for effect of dilutive options used in diluted EPS calculation	2,350,509	2,358,246

Net income	$835,253	$648,458
Basic earnings per share	$0.36	$0.28
Diluted earnings per share	$0.36	$0.27

Note 3. COMPREHENSIVE INCOME

     The Corporation’s comprehensive income for three and nine months ended September 30, 2002 and 2001 are as follows:

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,

	2002	2001	2002	2001

Net Income	$263,300	$173,595	$835,253	$648,458
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale, net of tax	102,132	(20,908)	580,939	(199,370)
Comprehensive income	$365,432	$152,687	$1,416,192	$449,088

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “ Goodwill and Other Intangible Assets.” Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. GLB Bancorp adopted Statement 142 as of January 1, 2002. Management has ceased amortization of its goodwill. Management has reviewed goodwill for impairment and no impairment was noted. The goodwill balance of $110,201 on the Corporation’s books relates to the initial purchase of Great Lakes Commerce on July 18, 1994 when the Bank’s assets were $19 million. The following table summarizes pro-forma adjusted net income based on goodwill expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income	$263,300	$173,595	$835,253	$648,458
Add: Goodwill Amortization	0	11,020	0	33,060

Pro Forma Adjusted Net Income	$263,300	$184,615	$835,253	$681,518

Pro Forma Adjusted EPS Basic	$0.11	$0.07	$0.36	$0.29
Diluted	$0.11	$0.07	$0.36	$0.28

The core deposit intangible of $54,894 is classified separately and will continue to amortize through 2004. The following represents the core deposit intangible expense details.

Accumulated amortization expense through September 30, 2002		$340,522
Amortization expense 9-30-02 through 12-31-02	7,679
Amortization expense for 2003	30,719
Amortization expense for 2004	16,496

Total future amortization expense		54,894

Original core deposit intangible asset balance		$395,416

The mortgage servicing rights intangible with loans originated and sold, where servicing is retained, are capitalized and included in intangible assets in the statement of financial condition. The servicing rights capitalized are amortized over the estimated life of the individual loan. Management measures impairment of servicing rights based on predominant risk characteristics of the underlying serviced loans such as type, fixed and adjustable rate loans, original terms, and interest rates. Any impairment is recorded as a valuation allowance. The following table represents balances and activity during the periods presented.

	September 30, 2002	December 31, 2001

Balance at beginning of period	$347,372	$403,312
Amount Capitalized	78,576	227,950
Amortization of mortgage servicing rights	(131,234)	(94,352)
Valuation allowance adjustment	(7,984)	(189,538)

	$286,730	$347,372

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may contain certain “forward-looking statements.” The Corporation desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to all forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. The Corporation’s ability to predict the results or effect of future plans is inherently uncertain. Factors which could affect actual results include interest rate trends, the economic climate in the Corporation’s market area and the country, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

STATEMENTS OF FINANCIAL CONDITION

The Corporation’s total assets were $183.2 million at September 30, 2002, compared to $165.9 million at December 31, 2001, an increase of $17.3 million or 10.4%. This increase was largely the result of the increase in deposits of $18.2 million or 14.3%. Passbook savings accounts showed the largest change, increasing $12.1 million or 18.1%.

Federal Funds were $33.4 million at September 30, 2002, compared to $34.2 million at December 31, 2001, a decrease of $787 thousand or 2.3%. The Bank has been using its excess federal funds to fund new loan volume and Bank operations. With the stock market remaining low, investors are pulling their funds from the stock market seeking safer havens for their savings. While Great Lakes Bank has been fortunate enough to capture part of this investor market thereby increasing its deposits, the opportunities to invest in higher yielding short term instruments is very scant for banks with excess liquidity. Therefore Great Lakes Bank has had to invest in lower yielding federal funds to allow for possible customer fund movements and allow for any longer term investment opportunities that may arise for the Bank to grow.

Securities book balances and fair market values increased. Their carrying values were $7.6 million at September 30, 2002, compared to $5.6 million at December 31, 2001, an increase of $1.9 million or 34.1%.

Net loans were $126.1 million at September 30, 2002, compared to $111.2 million at December 31, 2001, an increase of $15.0 million or 13.5%. The loan portfolio has grown in all loan types with the largest dollars of originations occurring in the commercial loan category. Commercial loans increased 17.0% comparing September 30, 2002 to December 31, 2001. Originations totaling $27.1 million were placed on the books for the nine months ended September 30, 2002 compared to $18.7 million for the nine months ended September 30, 2001. Additionally mortgage loans increased 9.2% comparing September 30, 2002 to December 31, 2001 with loan sales totaling $8.2 million for the nine months ended September 30, 2002 compared to $12.4 million in sales for the nine months ended September 30, 2001.

Deposits were $145.4 million at September 30, 2002, compared to $127.2 million at December 31, 2001, an increase of $18.2 million or 14.3%. The growth in deposits was largely in passbook savings with an 18.1% increase comparing September 30, 2002 to December 31, 2001. Investors continue to look for safe havens to invest their savings until the market can yield them better returns at considerable less risk.

Borrowings decreased $2.5 million with the maturity of a five year advance at 6.75% in the second quarter of 2002. Due to the amount of excess liquidity of the Bank, the advance was paid down and not replaced.

Shareholders’ equity was $28.6 million at September 30, 2002 and $27.2 million at December 31, 2001, an increase of $1.4 million or 5.2%. Changes in shareholders’ equity include net income for the nine months ended September 30, 2002 of $835,253 and the change in unrealized gains on securities available for sale of $580,939, net of taxes, recorded as a component of accumulated other comprehensive income. Accumulated other comprehensive income could materially fluctuate for each interim and year-end period depending on economic conditions and interest rate volatility.

The Board of Directors of GLB Bancorp, Inc. declared a ten percent stock dividend, paid on September 17, 2002 to shareholders of record on September 3, 2002. The ten percent stock dividend increased GLB Bancorp Inc.’s common stock outstanding by 213,419 shares. Cash was issued in lieu of fractional shares.

RESULTS OF OPERATIONS

Net Income: The Corporation reported net income of $263,300 for the three months ended September 30, 2002, compared to $173,595 for the three months ended September 30, 2001, an increase of $89,705 or 51.7%. The Corporation reported net income of $835,253 for the nine months ended September 30, 2002, compared to $648,458 for the nine months ended September 30, 2001, an increase of $186,795 or 28.8%. Annualized return on average assets (ROA) for the nine months ended September 30, 2002 was 0.64%, compared to 0.59% for the nine months ended September 30, 2001. Annualized return on average equity (ROE) for the nine months ended September 30, 2002 was 4.05%, compared to 3.23% for the nine months ended September 30, 2001.

Interest Income: Interest income was $2,572,414 for the three months ended September 30, 2002, compared to $2,594,202 for the three months ended September 30, 2001, a decrease of $21,788 or 0.8%. Interest income was $7,569,134 for the nine months ended September 30, 2002, compared to $7,690,506 for the nine months ended September 30, 2001, a decrease of $121,372 or 1.6%. Interest income decreased largely due to the impact of the federal fund rate decreases that occurred in 2001. Although loans increased 16.0% and federal funds increased 10.3%, the overall yield on interest earning assets decreased 118 basis points between September 30, 2002 and September 30, 2001.

Interest Expense: Interest expense was $888,838 for the three months ended September 30, 2002, compared to $1,194,092 for the three months ended September 30, 2001, a decrease of $305,254 or 25.6%. Interest expense was $2,636,900 for the nine months ended September 30, 2002, compared to $3,380,003 for the nine months ended September 30, 2001, a decrease of $743,103 or 22.0%. Interest expense on deposits decreased 16.0% due to rate reductions on deposit instruments. Additionally, the interest expense on borrowings decreased by 43.9% due to maturing advances.

The following is a comparison of yields and costs for the three months and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Yield on Interest Earning Assets	6.09%	7.08%	6.25%	7.43%
Cost of Interest Bearing Liabilities	2.75%	4.29%	2.88%	4.41%
Net Interest Spread	3.34%	2.79%	3.37%	3.02%

Net Interest Margin	3.97%	3.81%	4.05%	4.14%

Provision for Loan Losses: The provision for loan losses is based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and probable loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $75,000 for the three months ended September 30, 2002 and 2001. The provision for loan losses was $225,000 for the nine months ended September 30, 2002 compared to $270,000 for the nine months ended September 30, 2001. Net charge offs for the three months ended September 30, 2002 were $10,951 compared to $25 for the three months ended September 30, 2001. Net charge offs for the nine months ended September 30, 2002 were $17,518 compared to $3,622 for the nine months ended September 30, 2001. Non-performing assets as a percent of total assets was 0.34% at September 30, 2002 compared to 0.10% at September 30, 2001.

Non-Interest Income: Non-interest income was $272,823 for the three months ended September 30, 2002 and $251,144 for the three months ended September 30, 2001, an increase of $21,679 or 8.6%. Non-interest income was $783,842 for the nine months ended September 30, 2002 and $746,256 for the nine months ended September 30, 2001, an increase of $37,586 or 5.0%. All categories of non-interest income increased, largely due to continuing loan and savings growth except mortgage banking activities, net. Mortgage banking activities, net decreased in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Mortgage banking activities decreased during the quarter with the fair market value adjustment on mortgage servicing assets of $23,712 and decreased $7,984 for the first nine months of September 30, 2002. The fair market value of the servicing possesses a great deal of volatility, which can present large fluctuations to the income statement of the Corporation. Additionally, monthly amortizations of the mortgage servicing rights has increased during the current year over the prior year with the change in amortization term from maturity term to estimated life of loan and refinancing activities in a declining rate environment. The following table represents mortgage banking activities, net, including gains on sales of loans for the three months and nine months ended September 30, 2002 and 2001, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Mortgage loan servicing fees	$21,713	$18,402	$62,070	$47,666
Amortization of mortgage servicing rights	(38,402)	(27,694)	(131,234)	(54,913)
Valuation adjustment	(23,712)	—	(7,984)	—
Gain on sale of loans held for sale	36,923	28,394	95,223	103,594

	$(3,478)	$19,102	$18,075	$96,347

Non-Interest Expense: Non-interest expense was $1,493,548 for the three months ended September 30, 2002 and $1,312,123 for the three months ended September 30, 2001, an increase of $181,425 or 13.8%. Non-interest expense was $4,258,428 for the nine months ended September 30, 2002 and $3,797,410 for the nine months ended September 30, 2001, an increase of $461,018 or 12.1%. Larger components of non-interest expenses were salaries which increased 15.3% and office occupancy which increased 17.2%. These expenses were partially offset by the ceasing of goodwill amortization in 2002 and Ohio franchise tax decreasing 22.8%. Expansion of the branch system with one office opening April 4, 2002 at 1220 SOM Center Rd in Mayfield Heights, Ohio has contributed to the increase in salaries and office occupancy for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Franchise tax was lower due to the decrease in interest income and lack of inter-company loans this year. Previously, the Corporation had paid a net income tax due to inter-company loans. Additionally other operating expenses increased 21.2% partially due to postage increasing 23.7% largely due to the volume of new accounts and increased activity, demand deposit accounts (DDA) and automated teller machine (ATM) losses and a branch robbery. DDA and ATM losses of approximately $20,000 more than the prior year were expensed.

The Bank has since instituted more aggressive collection procedures and decided to send all promotional credit card checks for collection before crediting a customer’s account. Additionally a $10,000 deductible was expensed to the bank in March 2002 for a bank robbery at one of the branches.

The effective tax rate for the nine months ended September 30, 2002 was 32.2% compared to 34.5% for the nine months ended September 30, 2001. The decrease in the effective tax rate was largely due to the higher proportion of income at the Holding Company level which is based on stock dividends that are taxed at a lower rate.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation uses its funds to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At September 30, 2002, the Corporation has commitments to originate loans totaling $7.2 million and its customers had approved but unused lines of credit and construction loans totaling $22.5 million. The Corporation feels it has adequate resources to fund its required commitments as of September 2002.

CAPITAL RESOURCES

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Corporation and the Bank have met all capital adequacy requirements to which they are subject.

					Minimum to be well
			Minimum		capitalized under
			capital		prompt corrective
	Actual		requirement		action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2002
Total Capital to Risk Weighted Assets:
Consolidated	$29,653,022	23.4%	$10,158,480	8.0%	$12,698,100	10.0%
Great Lakes Bank	14,059,703	11.7%	9,636,320	8.0%	12,045,400	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	27,848,739	21.9%	5,079,240	4.0%	7,618,860	6.0%
Great Lakes Bank	12,655,195	10.5%	4,818,160	4.0%	7,227,240	6.0%
Tier 1 Capital to Average Assets:
Consolidated	27,848,739	15.6%	7,151,393	4.0%	8,939,241	5.0%
Great Lakes Bank	12,655,195	7.8%	6,511,701	4.0%	8,139,627	5.0%

ACCOUNTING AND REGULATORY DEVELOPMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, “Accounting for Asset Retirement Obligations.” Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 14, 2001. The Corporation has reviewed the provisions of Statement 143, and believes that upon adoption, it did not have a material impact on its financial position, results of operations or cash flow.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement 144 addresses financial accounting and reporting, creating a single accounting model for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Corporation has reviewed the provisions of Statement 144, and believes that upon adoption, it did not have a material impact on its financial position, results of operations or cash flow.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FASB Statement No. 13, “Accounting for Leases” which was written to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections. The provisions of this statement related to the recission of Statement No. 4 shall be for fiscal years beginning after May 15, 2002 and as it relates to Statement No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of FASB No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Corporation has reviewed the provisions of Statement No. 145 and believes that it will not have a material impact on its financial position, results of operation or cash flow.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Tak Force (EITF) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation has reviewed the provisions of Statement No. 146 and believes that it will not have a material impact on its financial position, results of operation or cash flow.

In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” These prior FASB Statements provided guidance on the application of the purchase method in acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and 142. Therefore long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets are subject to the same measurement and testing for impairment that Statement 144 requires for other long-lived assets that are held and used. This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of this Statement are effective as of October 1, 2002. Currently this Statement does not have a material impact on the Corporation’s financial position, results of operation or cash flow. Although should a business combination occur, this FASB Statement 147 would need to be revisited, as the impact may be material on its financial position, results of operation or cash flow.

ITEM 3. CONTROLS AND PROCEDURES.

Within the ninety days prior to the filing of this report, the Corporation’s management, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Corporation’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS (none)
ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS (not applicable)
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES (not applicable)
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (none)
ITEM 5 — OTHER INFORMATION (none)
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-k

a)	Exhibits:
99.1 Section 906 Certification of the Chief Executive Officer
99.2 Section 906 Certification of the Chief Financial Officer

b)	Reports on Form 8 K-August 21,2002-GLB Bancorp, Inc. issued a press release announcing a 10% stock dividend to be paid on September 17, 2002 to shareholders of record on September 3, 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 8, 2002

GLB Bancorp, Inc.
By: /s/ Richard T. Flenner, Jr.

Richard T. Flenner, Jr., President, Chief Executive Officer and Director

By: /s/ Cheryl J. Mihitsch

Cheryl J. Mihitsch Chief Financial Officer and Treasurer

SECTION 302 CERTIFICATIONS

I, Richard T. Flenner, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of GLB Bancorp, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date’’); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By: /s/ Richard T. Flenner, Jr.

Richard T. Flenner, Jr., President, Chief Executive Officer and Director

I, Cheryl J. Mihitsch, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of GLB Bancorp, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date’’); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

By: /s/ Cheryl J. Mihitsch

Cheryl J. Mihitsch Chief Financial Officer and Treasurer