Form 10KSB
period 2002-12-31
GLB BANCORP INC
filed 2003-03-18
CIK 1054538

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act:   NONE,
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              without par value

Indicate whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year. $7,754,074.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 13, 2003 was $15,791,508.

Documents incorporated by References:
Portions of the 2002 Annual report-Part II
Portions of the Proxy Statement for the 2003 Annual Meeting (to be filed in March 2003)- Part III
Transitional Small Business Disclosure Format Yes [ ] No [X]

                                GLB BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I

     Item 1.  Description of Business                                                      3-15

     Item 2.  Description of Property                                                      15

     Item 3.  Legal Proceedings                                                            16

     Item 4.  Submission of Matters to a Vote of Security Holders                          16

PART II

     Item 5.  Market for the Registrant's common Stock and
              and Related Stockholder Matters                                              16

     Item 6.  Management Discussion and Analysis of Financial
              Condition and Results of Operations                                          16

     Item 7.  Financial Statements                                                         17

     Item 8.  Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure                                       17

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control Persons:
              Compliance With Section 16(a) of the Exchange Act                            17

     Item 10. Executive Compensation                                                       17

     Item 11. Security Ownership of Certain Beneficial Owners and Management               17

     Item 12. Certain Relationships and Related Party Transactions                         17

     Item 13. Controls and Procedures                                                      17

     Item 14. Exhibits and Reports on Form 8-K and Signatures                              18-21

              Certifications                                                               21-25

         PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) about GLB Bancorp, Inc. "the Corporation" and Great Lakes Bank, its subsidiary. Information incorporated in this document by reference, future filings by the Corporation on Form 10-QSB and Form 8-K, and future oral and written statements by the Corporation and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "project," "plan" and similar expressions are intended to identify these forward-looking statements.

         Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in forward-looking statements:

                  - the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things

                  - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest-rate policies of the Federal Reserve Board

                  - inflation, interest rate, market, and monetary fluctuations

                  - the development and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors' products and services

                  - the willingness of users to substitute our products and services for those of competitors

                  - the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

                  - changes in consumer spending and saving habits

         Forward-looking statements are based on our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made. Investors should exercise caution because the Corporation cannot give any assurance that its beliefs, plans, objectives, goals, assumptions, expectations, estimates and intentions will be realized. The Corporation disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise."

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

CRITICAL ACCOUNTING POLICIES

         The Corporation maintains critical accounting policies for allowance for loan losses, valuation and determination of any temporary impairment of securities, valuation of mortgage servicing rights and a deferred tax asset valuation allowance. Refer to notes 3, 2, 5 and 11 of Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2002, included as
Exhibit 13.

COMPETITION

         There are many banks, savings banks, savings associations, and credit union offices located within Great Lakes Bank's primary market area. The Bank faces strong competition both in originating loans and in attracting deposits. Some of the competitors offer products and services that are not offered by the Bank. Some of the competitors are not subject to the same kind and amount of regulatory restrictions and supervision to which Great Lakes Bank is subject. Because Great Lakes Bank is a community bank that is considerably smaller than other commercial lenders in the area, the Bank's legal lending limit does not allow it to make commercial loans in amounts many competitors can offer. Great Lakes Bank may from time to time accommodate loan volumes in excess of its lending limit through the sale of participations in loans to other banks.

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

LENDING ACTIVITIES

         Great Lakes Bank is an active lender primarily in Lake County, although lending to a lessor degree occurs in the surrounding counties. The Bank's overall investment philosophy is to lend as much money as possible in the community within appropriate capital and risk limits. The Bank offers customers a variety of loans. While providing residential, commercial and consumer loans, the Bank's emphasis is on real estate secured lending.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2002, 2001 and 2000.

                                                                           DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                      2002                     2001                     2000
                                             ----------------------  -----------------------  ----------------------
                                                AMOUNT     PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                             ----------------------  -----------------------  ----------------------
Type of Loan:
 Residential real estate...................  $ 46,726,813    34.1%   $ 41,843,093     37.7%   $ 44,954,193     42.4%
 Residential construction..................     6,106,131     4.5%      4,629,479      4.2%      4,342,188      4.1%
 Commercial real estate and other..........    68,246,222    49.9%     52,131,171     46.9%     43,136,917     40.7%
 Commercial construction1..................     3,791,501    10.1%     10,218,998      9.2%     11,267,258     10.6%
 Consumer..................................     9,958,132     7.3%      8,150,945      7.3%      7,104,179      6.7%
                                             --------------------    ---------------------    ---------------------

Total loans................................   144,828,799   105.9%    116,973,686    105.3%    110,804,735    104.5%

Less:
 Undisbursed loans in process..............    (6,234,934)   -4.6%     (4,432,050)    -4.0%     (3,846,120)    -3.6%
 Unamortized loan origination fees, net....      (258,490)   -0.2%       (194,524)    -0.2%       (110,975)    -0.1%
 Allowance for loan losses.................    (1,454,382)   -1.1%     (1,197,026)    -1.1%       (892,851)    -0.8%
                                             --------------------    ---------------------    ---------------------

Net loans..................................  $136,880,993   100.0%   $111,150,086    100.0%   $105,954,789    100.0%
                                             ====================    =====================    =====================

         The following table presents maturity information for the loan portfolio at December 31, 2002. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                                                        YEAR ENDED DECEMBER 31, 2002
                                              ---------------------------------------------------------------------------------
                                                                           COMMERCIAL
                                               RESIDENTIAL  RESIDENTIAL    REAL ESTATE   COMMERCIAL
                                               REAL ESTATE  CONSTRUCTION    AND OTHER   CONSTRUCTION   CONSUMER       TOTAL
                                              ---------------------------------------------------------------------------------
Amount Due:

Due in one year or less.....................  $         -   $     97,134  $  9,368,411  $  4,603,980  $   855,152  $ 14,924,677
Due after one year through five years.......       920,000             -    12,657,201     3,495,521      959,943    18,032,665
Due after five years........................    45,806,813     6,008,997    46,220,610     5,692,000    8,143,037   111,871,457
                                              ---------------------------------------------------------------------------------
   Total amount due.........................  $ 46,726,813  $  6,106,131  $ 68,246,222  $ 13,791,501  $ 9,958,132   144,828,799
                                              =================================================================================
Less:
   Undisbursed loans in process                                                                                      (6,234,934)
   Unamortized loan origination fees, net                                                                              (258,490)
   Allowance for loan losses                                                                                         (1,454,382)
                                                                                                                   ------------
Net loans...................................                                                                       $136,880,993
                                                                                                                   ============

         The following table shows the dollar amount of all loans that have predetermined interest rates and the dollar amount of all loans due after December 31, 2002 based on floating or adjustable interest rates.

                                                                   DECEMBER 31, 2002
                                                   ------------------------------------------------
                                                                      FLOATING OR
                                                   FIXED RATES      ADJUSTABLE RATES        TOTAL
                                                   ------------------------------------------------
Residential real estate.....................       $34,059,686        $12,667,127      $ 46,726,813
Residential construction....................         4,191,292          1,914,839         6,106,131
Commercial real estate and other............        11,690,976         56,555,246        68,246,222
Commercial construction.....................         6,485,640          7,305,861        13,791,501
Consumer....................................         2,284,488          7,673,644         9,958,132
                                                   ------------------------------------------------
Total.......................................       $58,712,082        $86,116,717      $144,828,799
                                                   ================================================

         In order to control interest rate risk the Bank is an active seller in the secondary mortgage market. Fixed rate mortgage loans are generally sold. Total proceeds from the sale of mortgage loans during 2002 were $16,914,428. Mortgage servicing is usually retained by the Bank to ensure better customer service.

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

Originations of commercial real estate and construction lending were higher in 2002 than 2001 as the Bank continues to emphasize its commercial loan products.

         During 2002, originations of commercial loans totaled $37.5 million and originations of mortgage loans totaled $36.7 million. Despite competitive pressures being strong in the area of lending, we have been able to increase our loan portfolio without lowering our underwriting standards.

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

                                                              DECEMBER 31, 2002
                                                          --------------------------
                                                          TOTAL DOLLAR      PERCENT
TYPE OF CONSTRUCTION LOANS                                   AMOUNT         OF TOTAL
------------------------------------------------------------------------------------
Residential Construction......................             $ 6,106,131        30.7%
Builder Loans.................................               5,733,060        28.8%
Commercial Construction.......................               7,156,754        36.0%
Acquisition and Development...................                 901,687         4.5%
                                                           -----------------------

   Total Construction Loans...................             $19,897,632       100.0%
                                                           =======================

         Great Lakes Bank is also an active consumer lender offering a variety of installment loan products including auto loans, boat financing, savings secured loans, credit cards and second mortgages. In the area of consumer loans, the Bank has been particularly successful with its "Great Line" product, a home equity line of credit that gives the borrower flexibility and a lower interest rate and provides the Bank with a secured loan that adjusts with market interest rates. The Bank uses a "teaser rate" promotion for this product to try and increase the use of the Great Line by customers, with a rate that adjusts to prime after 6 months. This product continues to bring us new business increasing by $2.9 million in 2002 from 2001. Great Lakes Bank believes that there are significant market opportunities for increased lending within its market area. The Bank will continue to emphasize personal service and flexibility in lending while looking for high quality loans that are properly priced and secured.

         The following table provides the types of loans in the consumer loan portfolio.

                                                                   DECEMBER 31, 2002
                                                            -------------------------------
                                                            TOTAL DOLLAR           PERCENT
TYPE OF CONSUMER LOANS                                         AMOUNT              OF TOTAL
-------------------------------------------------------------------------------------------
Home Equity Loans..................................         $  588,866               5.9%
Home Equity Lines of Credit........................          7,673,644              77.1%
Automobile Loans...................................            601,734               6.0%
Boat Loans.........................................            181,421               1.8%
Passbook Loans.....................................            151,363               1.5%
Other Secured Consumer Loans.......................            262,743               2.7%
Credit Cards and Other Unsecured Consumer Loans....            498,361               5.0%
                                                            ----------------------------
    Total Consumer                                          $9,958,132             100.0%
                                                            ============================

NONPERFORMING LOANS

         A loan is considered by Great Lakes Bank to be nonperforming when it is 90 days or more delinquent or, if sooner, when the Bank has determined that repayment of the loan in full is unlikely. Most commercial loans are assessed late charges ten days after their due dates, although a small amount have fifteen day grace periods. Late charges on residential mortgages are assessed if a payment is not received by the 15th day after the due date, and on installment loans, late charges are assessed if a payment is not received by the 10th day following the due date. Immediately thereafter, any borrower whose payment is not received by the proper time is mailed a past due notice. The borrower will be contacted by telephone if the delinquency continues to the 30th day. Credit card statement processing is undertaken by a third party under contract with Great Lakes Bank. Past due notices are generated automatically, depending on the stage of delinquency of the card holder, with charge-offs occurring after 120 days.

         It is the Bank's policy to cease accruing interest on any loan where the principal and/or interest remains unpaid for 90 days or more, unless the loan is for a one-to-four family residential dwelling or is well collateralized. Loans totaling $932,370 were on nonaccrual status at December 31, 2002 compared to no loans on nonaccrual status at December 31, 2001.

         Impaired loans include all nonaccrual and restructured commercial real estate and other commercial loans. Residential real estate and consumer loans are excluded from the definition of an impaired loan. Loan impairment is measured as the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral of an impaired collateral dependent loan or an observable market price. Interest income on impaired loans is recognized on a cash-basis method. There were two impaired loans totaling $524,828 at December 31, 2002 and no impaired loans at December 31, 2001. One impaired loan totaling $99,970 at December 31, 2002 had an allowance specifically allocated of $75,000, while the other loan totaling $424,858 had no allowance allocated.

         Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances could cause the borrowers to be unable to comply with the existing loan repayment terms at some future date. Problem loans are classified as "watch," "special mention," "substandard" and "doubtful." These potential problem loans, nearly all of which were in the "watch" category, totaled approximately $6,484,857 at December 31, 2002 compared to $4,693,522 at December 31, 2001.

         Overall, nonperforming assets show an increase comparing December 31, 2002 to 2001. This increase is reflective of the stress on the current economy. Although, the loan portfolio is well collateralized and losses should be minimal, delinquencies and nonperforming assets have risen due to the strains on the economy with increased layoffs and company closings in the workplaces of our customers.

The following table summarizes nonperforming assets by category.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                       2002              2001               2000
                                                                 ----------------  -----------------  ----------------
Residential family real estate:
  Nonaccrual.........................................            $    396,697        $          -      $          -
  Past due 90 days or more...........................                  67,129              49,291            93,714
Commercial real estate and other:
  Nonaccrual.........................................                 524,828                   -            66,427
  Past due 90 days or more...........................                 188,743              28,611           206,260
Consumer:
  Nonaccrual.........................................                  10,845                   -                 -
  Past due 90 days or more...........................                  19,543              19,712            12,765
                                                                 ------------        ------------      ------------
      Total nonperforming loans......................               1,207,785              97,614           379,166
Other Real Estate owned..............................                       0                   0                 0
                                                                 ------------        ------------      ------------
      Total nonperforming assets.....................            $  1,207,785        $     97,614      $    379,166
                                                                 ============        ============      ============

Loans outstanding, net...............................            $136,880,993        $111,150,086      $105,954,789
Allowance for loans losses...........................            $  1,454,382        $  1,197,026      $    892,851
Allowance for loan losses to net loans...............                    1.06%               1.08%             0.84%
Nonperforming loans to total loans...................                    0.88%               0.09%             0.36%
Nonperforming loans to total assets..................                    0.63%               0.06%             0.29%
Allowance for loan losses to nonperforming loans.....                   120.4%            1226.26%           235.48%

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses on December 31, 2002 was $1,454,382, or 1.06% of net loans, compared to $1,197,026, or 1.08% at December 31, 2001. The provision for loan losses charged to operating expense was $275,000 and $320,000 in 2002 and 2001, respectively.

         The amount of the allowance for loan losses, a critical accounting policy, is based on management's systematic detailed analysis of risks inherent in the various segments of the loan portfolio, whereby the loan portfolio is reviewed quarterly and delinquent loan accounts are analyzed individually, on a monthly basis. Consideration is given to the types of loans in the portfolio and the overall risk inherent in the portfolio, as well as, evaluation of individual loans, account status, payment history, ability to repay and probability of repayment. During the year ended December 31, 2002, management conducted reviews of the established reserve percentages used in calculating the required allowance for loan losses at the end of each quarter. These reviews were conducted using the historical losses the Bank had experienced according to type of loan along with the most currently available national and regional industry data on charge-offs.

         Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2002, future adjustments to the allowance may be necessary. Net earnings could be affected, if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.

         The following is a summary of Great Lakes Bank's loan loss experience and selected ratios for the periods presented.

                                                                           YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                  2002             2001             2000
                                                              ------------    -------------     ------------
Allowance for loan losses (beginning of year)...........      $  1,197,026     $    892,851      $    625,371

Loans charged off:
    Residential real estate.............................                 0                0                 0
    Commercial real estate and other....................                 0            7,309            50,000
    Construction........................................                 0                0                 0
    Consumer............................................            28,059           16,315            54,712
                                                               -----------     ------------      ------------
    Total loans charged off.............................            28,059           23,624           104,712

Recoveries of loans previously charged off:
    Residential  real estate............................                 0                0                 0
    Commercial real estate and other....................                 0            3,376             2,906
    Construction........................................                 0                0                 0
    Consumer............................................            10,415            4,423             1,786
                                                               -----------     ------------      ------------
   Total recoveries.....................................            10,415            7,799             4,692
                                                               -----------     ------------      ------------
Net loans charged off...................................            17,644           15,825           100,020
                                                              ------------     ------------      ------------
Provision for loan losses...............................           275,000          320,000           367,500
                                                              ------------     ------------      ------------
Allowance for loan losses (end of year).................      $  1,454,382     $  1,197,026      $    892,851
                                                              ============     ============      ============

Average loans outstanding, net..........................      $123,745,674     $108,370,637      $ 96,859,625
Loans outstanding, net..................................      $136,880,993     $111,150,086      $105,954,789
Net charge-offs to average loans........................              0.01%            0.01%             0.10%

         With Great Lakes Bank's emphasis on real estate secured lending, delinquencies and charge-offs are below industry norms. The Bank had 0.01% of net charge-offs to average loans at December 31, 2002 and 2001. The net charge-offs in 2002 and 2001 were largely due to numerous credit card customer charge-offs. The net charge-offs in 2000 were due to one commercial loan for $50,000 and several loans to one consumer loan customer for $24,360 and numerous credit card customer charge-offs. Great Lakes Bank is committed to a conservative, secured approach to lending that we anticipate will result in continued low charge off rates.

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

                                                                 YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------
                                               2002                        2001                      2000
                                      --------------------------  ------------------------- -------------------------
                                                    PERCENT OF                 PERCENT OF                PERCENT OF
                                                     LOANS TO                   LOANS TO                  LOANS TO
                                         AMOUNT    TOTAL LOANS       AMOUNT      TOTAL         AMOUNT       TOTAL
                                      --------------------------  -------------------------  ------------------------
Type of loan
  Residential real estate...........  $  163,043      11.2%       $  102,944      8.6%        $124,300      13.9%
  Commercial real estate and other..   1,027,277      70.6%          809,190     67.6%         565,020      63.3%
  Construction......................     127,255       8.8%          146,037     12.2%          96,100      10.8%
  Consumer..........................     136,807       9.4%          138,855     11.6%         107,431      12.0%
                                      --------------------        -------------------         ------------------
      Total.........................  $1,454,382     100.0%       $1,197,026    100.0%        $892,851     100.0%
                                      ====================        ===================         ==================

SECURITIES

         The Corporation classifies its securities as either held to maturity or available for sale. Securities may be U. S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. Great Lakes Bank generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Corporation's investment policy is to limit interest-rate risk. GLB Bancorp's operations independent of Great Lakes Bank consist principally of investments in a small number of financial institutions or financial institution holding companies. GLB Bancorp's securities available for sale consists of three publicly traded community bank stocks and two other bank stocks. Their fair values at December 31, 2002 were $4,639,075 and $40,000, respectively.

         The following table sets forth the carrying value of the Corporation's securities portfolio at the dates indicated.

                                                          YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2002             2001            2000
                                                -----------      -----------     -----------
Securities Available for Sale:
    Equity                                      $ 4,679,075      $ 3,636,037     $ 3,790,897

Securities Held to Maturity:
    U.S. Treasury and other U.S.
    Government agency                           $ 2,521,063      $ 1,999,592     $ 1,988,971

Held to maturity securities due in one year or less totaled $2,521,063 with a weighted average yield of 2.51%.

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

         The Bank's most substantial deposits were investors Messrs. Jerome T. and Richard M. Osborne, individually and with affiliated companies and immediate family members. Their combined total deposits were approximately $6.6 million as of December 31, 2002, $5.6 million as of December 31, 2001 and $7.4 million as of December 31, 2000.

         The following table sets forth the amount of time deposits that are $100,000 or more, including certificates of deposit, by time remaining until maturity.

                                                                DECEMBER 31, 2002
                                                                -----------------
Three months or less..................................           $      1,404,334
Four months through six months........................                  2,875,001
Seven months through twelve months....................                  3,697,720
Over twelve months....................................                  2,236,077
                                                                 ----------------
    Total.............................................           $     10,213,132
                                                                 ================

         The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

                                                                            DECEMBER 31,
                                    ----------------------------------------------------------------------------------------------
                                                2002                             2001                            2000
                                    ------------------------------  ------------------------------  ------------------------------
                                                  AVERAGE                        AVERAGE                          AVERAGE
                                       AMOUNT      YIELD   PERCENT    AMOUNT      YIELD    PERCENT      AMOUNT     YIELD   PERCENT
                                    ------------------------------  ------------------------------  ------------------------------
Noninterest bearing demand
Deposit ....................        $ 20,176,549   0.00%    13.0%   $ 18,990,170  0.00%     14.9%   $ 16,973,088    0.00%    18.8%
Interest bearing demand
Deposit ....................          12,584,295   0.93%     8.1%     10,494,030  1.23%      8.2%     10,879,750    1.46%    12.0%
Savings ....................          86,944,375   2.34%    56.2%     66,744,275  3.38%     52.5%     42,697,244    3.74%    47.3%
                                    ----------------------------    ----------------------------    -----------------------------

Total Transaction Accounts           119,705,219            77.3%     96,228,475            75.6%     70,550,082             78.1%

Certificates:

2.00% and less..............           3,310,813             2.1%        305,518             0.3%              -                -
2.01% - 3.00%...............          19,765,656            12.8%        761,314             0.6%              -                -
3.01% - 4.00%...............           6,773,247             4.4%      9,106,635             7.2%              -                -
4.01% - 5.00%...............           2,041,629             1.3%     10,699,846             8.4%      2,693,253              3.0%
5.01% - 6.00%...............           1,017,722             0.7%      3,719,161             2.9%      6,408,086              7.1%
6.01% - 7.00%...............           2,208,354             1.4%      6,399,702             5.0%     10,034,286             11.1%
7.01% - 8.00%...............                   -               -               -               -         618,143              0.7%
                                    ----------------------------    ----------------------------    -----------------------------

Total Certificate accounts..          35,117,421   3.67%    22.7%     30,992,176  5.60%     24.4%     19,753,768    5.63%    21.9%
                                    ----------------------------    ----------------------------    -----------------------------

Total Deposits..............        $154,822,640   2.56%   100.0%   $127,220,651  3.81%    100.0%   $ 90,303,850    3.85%   100.0%
                                    ============================    ============================    =============================

BORROWINGS

         Deposits, repayment of loan principal and federal funds are the primary source of funds for the Corporation's lending activities and other general business purposes. However, during periods when the supply of lendable funds or funds available for general business purposes cannot meet the demand for loans or such general business purposes, the Bank may obtain funds through loans (advances) from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB generally limits advances to 25% of assets with a total borrowing limit of 40% of assets from all borrowing sources. Advances are collateralized by any combination of the following assets and collateralization rates: one- to four-family first mortgage loans, not past due greater than 90 days, pledged on a blanket basis at 135% of the advance amount, specifically identified mortgage loans at 135% of the advance amount and various types of investment and mortgage-backed securities at rates ranging from 101-110% of the advance amount. FHLB stock owned by the Bank is pledged as additional collateral but is not available as primary collateral.

         The following table sets forth certain information as to FHLB advances and other borrowings at the dates indicated.

                                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------
                                                                 2002                2001               2000
                                                           ------------------  -----------------  ------------------
Maximum amount outstanding at month-end
  during the year ..................................       $    10,643,900      $  18,643,900     $    12,543,900

Average amount outstanding during the year..........             9,248,067         14,567,831          10,631,258

Weighted average interest rate during the year......                  5.60%              6.03%               6.51%

Actual amount outstanding at year end...............             8,143,900         10,643,900          12,543,900

Weighted average interest rate at year end..........                  5.45%              5.75%               6.54%

EMPLOYEES

         As of December 31, 2002, the Bank had 91 full-time and 24 part-time employees. None of the Bank's employees are represented by any collective bargaining group. Management considers its employee relations to be good. The Holding Company currently has no paid employees.

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

         The Bank is an Ohio-chartered commercial bank. The deposits of the Bank are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. As a state-chartered, non-member bank, the Bank is primarily regulated by the FDIC and the Division of Financial Institutions.

         The Corporation and the Bank are extensively regulated under federal and state law. These federal and state laws are intended to protect depositors, not shareholders. Federal and state laws applicable to bank holding companies and banks regulate, among other things, the range of permissible business activities, investments, reserves against deposits, capital levels, lending activities and practices, the nature and amount of collateral for loans, establishment of branches, mergers, dividends and a variety of other important matters.

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

         On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law by the 107th Congress of the United States of America. It was enacted to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, to increase corporate responsibility and to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies. Under the corporate governance of this act, the Corporation through its Audit Committee established a Code of Ethics for all Board members and officers and a disclosure sub-committee to provide written guidelines for the disclosure and review of financial reporting.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Corporation conducts its business at its main office headquartered in Mentor, Ohio, it has twelve branches located in Lake County and one branch in Cuyahoga County (opened in April 2002). The Corporation owns four of its offices and leases nine offices. The total net book value of the Corporation's premises and equipment was $3,151,128 at December 31, 2002. See Note 4 of Notes to Consolidated Financial Statements included under Item 6 of this document for further information.

Listed below are the branches of the Bank and their locations:

        BRANCH                                LOCATION                       OWNED/LEASED
---------------------------------------------------------------------------------------------
Main Office                      7001 Center Street, Mentor                      Owned
Heisley                          9365 Mentor Avenue, Mentor                      Owned
Painesville Township             1522 Mentor Avenue, Mentor                      Leased
Wickliffe                        29933 Euclid Avenue, Wickliffe                  Leased
Willoughby                       38600 Lakeshore Boulevard, Willoughby           Owned
Willoughby Hills                 28500 Chardon Road, Willoughby Hills            Leased
Mentor Lakeshore                 7742 Lakeshore Boulevard, Mentor                Owned
Eastlake                         34580 Lakeshore Boulevard, Eastlake             Leased
Painesville                      58 South Park Place, Painesville                Leased
Downtown Willoughby              4012 Erie Street, Willoughby                    Leased
Madison                          6550 N. Ridge Road, Madison                     Leased
Concord                          7529 Crile Road, Concord                        Leased
Mayfield                         1220 SOM Center Road, Mayfield Hts.             Leased

ITEM 3.  LEGAL PROCEEDINGS

         The nature of the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management, any liabilities that may result would not be expected to have a material adverse effect on the consolidated financial statements of the Corporation. Current information is incorporated by reference from the Corporation's Definitive proxy Statement to be filed with the Securities and Exchange Commission in March 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is currently traded on the Nasdaq Small Cap Market under the symbol "GLBK." The approximate number of shareholders at December 31, 2002 was 203 which does not include the number of persons whose stock is held in nominee or "street name" accounts through brokers.

         The Board of Directors of GLB Bancorp, Inc. declared a ten percent stock dividend payable on September 17, 2002 to shareholders of record on September 3, 2002. This was the first dividend paid by the Corporation since going public in 1998. The Corporation's philosophy to grow through branch expansion and acquisitions has made a limited amount of capital available, particularly with the guidelines established by federal bank regulatory authorities requiring capital levels to be above certain levels and regulatory guidelines which could limit the amounts subsidiaries can pay as dividends and the amount of dividends which holding companies and their subsidiaries may pay.

         The following table shows the high and low sales prices of GLB common stock for 2002 and 2001.

                                                        GLB COMMON STOCK PRICE
                                                ----------------------------------------
                                                       HIGH                  LOW
                                                ------------------    ------------------
2002:      First Quarter......................        $ 9.16                $ 8.41
           Second Quarter.....................        $10.17                $ 8.81
           Third Quarter......................        $11.00                $ 9.09
           Fourth Quarter.....................        $10.75                $ 9.40

2001:      First Quarter......................        $ 9.75                $ 7.50
           Second Quarter.....................        $10.00                $ 7.00
           Third Quarter......................        $10.75                $ 9.20
           Fourth Quarter.....................        $10.00                $ 9.15

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Management's Discussion and Analysis is incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2002, included here with as Exhibit 13.

ITEM 7. FINANCIAL STATEMENTS

         The Financial Statements are incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2002, included here with as Exhibit 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The information concerning Directors and Executive officers of the Registrant is incorporated herein by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2003.

ITEM 10. EXECUTIVE COMPENSATION

         The information concerning Executive Compensation of the Registrant is incorporated herein by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant is incorporated herein by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information concerning Certain Relationships and Related Party Transactions of the Registrant is incorporated herein by reference from the Corporation's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in March 2003 and Item 7 of this report.

ITEM 13. CONTROLS AND PROCEDURES

         Within the ninety days prior to the filing of this report, the Corporation's management, under the supervision and with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of that date the Corporation's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Corporation's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

EXHIBIT
NUMBER                                            DESCRIPTION
------            -------------------------------------------------------------------------------
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

*        10.g     Indenture of Lease dated December 15, 1998 between First Merit Bank and Great
                  Lakes Bank for the 4012 Erie Street branch (Willoughby, Ohio) (incorporated by reference to the 10KSB filed by GLB Bancorp, Inc. on March 29, 2000, Commission
                  File No.24255)

*        10.h     Indenture of Lease dated May 1, 2000 between Wiles and Victor, Inc. and Great
                  Lakes Bank for the 6550 N. Ridge Rd. branch (Madison, Ohio)

*        10.i     Indenture of Lease dated January 3, 2001 between Madison/Route 20, LLC and Great
                  Lakes Bank for the 7529 Crile Rd, branch (Concord, Ohio)

*        10.j     Indenture of Lease dated May 24, 2001 between C.R. Green L.P. and Great Lakes Bank for the 1220 SOM Center Rd,branch (Mayfield Heights, Ohio)

***      11       Statement re: computation of per share earnings

***      13       GLB Bancorp, Inc.'s Annual Report to Shareholders for the year ended December
                  31, 2002

**       16       Letter on change in certifying accountant

**       18       Letter on change in accounting principles

*        21       Subsidiaries of GLB Bancorp, Inc. (incorporated herein by reference to Exhibit
                  21 included in Part II of GLB Bancorp, Inc.'s Form S-4 Registration  Statement
                  (commission File No. 333-71771) filed on February 4, 1999)

**       22       Published report regarding matters submitted to vote

**       23       Consent of experts and counsel

**       24       Power of Attorney

***      25       Change of Control Agreement dated February 3, 2003 by and between GLB
                  Bancorp, Inc. and Richard T. Flenner, Jr.

***      99.1     Section 906 Certification of the Chief Executive Officer

***      99.2     Section 906 Certification of the Chief Financial Officer

*        Incorporated by reference

**       Not applicable

***      Filed herewith

(b)      Reports on Form 8-K.

         January 27, 2003-GLB Bancorp, Inc. issued a news release announcing a cash dividend of $.05 per share payable February 24, 2003 to shareholders of record on February 10, 2003.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                GLB BANCORP, INC.

By: /s/ Richard T. Flenner, Jr.                    Date: March 18, 2003
        -----------------------
        Richard T. Flenner, Jr., President, CEO

          (Duly Authorized Representative)

By: /s/   Cheryl J. Mihitsch                         Date: March 18, 2003
          ------------------
          Cheryl J. Mihitsch, Treasurer
          (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/   Jerome T. Osborne                          Date: March 18, 2003
          -----------------
           Jerome T. Osborne,
           Chairman of the Board

By: /s/   Richard M. Osborne                         Date: March 18, 2003
          ------------------
           Richard M. Osborne,
           Vice Chairman of the Board

By: /s/   Richard T. Flenner, Jr.                    Date: March 18, 2003
          -----------------------
           Richard T. Flenner, Jr., Director
           President,CEO

By: /s/   Gerorge X. Mechir                          Date: March 18, 2003
          -----------------
           George X. Mechir, Director

By: /s/   George C. Lott                             Date: March 18, 2003
          --------------
           George C. Lott, Director

By: /s/   Thomas J. Smith                            Date: March 18, 2003
          ---------------
           Thomas J. Smith, Director

By: /s/   Edward R. Pike                             Date: March 18, 2003
          --------------
           Edward R. Pike, Director

By: /s/   Joseph T. Svete                            Date: March 18, 2003
          ---------------
           Joseph T. Svete, Director

By: /s/   Thomas Wheeler                             Date: March 18, 2003
          --------------
           Thomas Wheeler, Director

By: /s/   James V. Fryan                             Date: March 18, 2003
          --------------
           James V. Fryan, Director

By: /s/   Umberto Fedeli                             Date: March 18, 2003
          --------------
           Umberto Fedeli, Director

SECTION 302 CERTIFICATIONS

I, Richard T. Flenner, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of GLB Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
                                     By: /s/ Richard T. Flenner, Jr.
                                         -------------------------------

                                              Richard T. Flenner, Jr.,
                                              President, Chief Executive Officer
                                              and Director

I, Cheryl J. Mihitsch, certify that:

1. I have reviewed this annual report on Form 10-KSB of GLB Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003
                                     By: /s/ Cheryl J. Mihitsch
                                         ---------------------------------

                                             Cheryl J. Mihitsch
                                             Chief Financial Officer
                                             and Treasurer