Form 10QSB
period 2003-03-31
GLB BANCORP INC
filed 2003-05-12
CIK 1054538

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X]   NO [   ]

As of April 30, 2003, there were 2,347,925 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format Yes [   ] No [X]

GLB BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2003

Page

Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Statements of Financial Condition	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	7
Item 3. Controls and Procedures	12
Part II. Other Information
Item 1. Legal Proceedings (none)	12
Item 2. Changes in Securities and use of proceeds (not applicable)
Item 3. Defaults upon senior securities (not applicable)
Item 4. Submission of matters to a vote of security holder (none)
Item 5. Other information (none)
Item 6. Exhibits and reports on form 8-K
Signatures	12
Certifications	13

GLB BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Cash and due from banks	$12,049,396	$13,873.900
Federal funds sold	39,023,403	29,509,654

Total Cash and Cash Equivalents	51,072,799	43,383,554
Securities Available for Sale	5,319,455	4,679,075
Securities Held to Maturity	3,896,650	2,521,063
Loans, net of allowance for loan losses	141,347,272	136,880,993
Federal Home Loan Bank stock, at cost	1,051,500	1,041,300
Premises and equipment, net	3,109,222	3,151,128
Intangibles, net	474,549	466,202
Other assets	1,135,320	1,093,659

Total Assets	$207,406,767	$193,216,974

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing demand deposits	$21,156,582	$20,176,549
Interest bearing demand deposits	12,464,241	12,584,295
Savings accounts	94,138,896	86,944,375
Certificates of deposit	43,482,237	35,117,421

Total Deposits	171,241,956	154,822,640
Federal Home Loan Bank advances	5,143,900	8,143,900
Accrued expenses and other liabilities	1,321,919	1,215,850

Total Liabilities	177,707,775	164,182,390

Shareholders’ Equity
Common Stock, no par value; 10 million shares authorized; 2,347,925 shares issued and outstanding at a stated value of $2.50	5,869,813	5,869,813
Additional Paid-In Capital	20,908,699	20,908,699
Retained Earnings	1,810,693	1,568,935
Accumulated Other Comprehensive Income	1,109,787	687,137

Total Shareholders’ Equity	29,698,992	29,034,584

Total Liabilities and Shareholders’ Equity	$207,406,767	$193,216,974

See accompanying notes to financial statements.

GLB BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest Income:
Loans	$2,440,312	$2,252,940
Federal funds sold	91,372	127,930
Securities	76,835	71,842

Total Interest Income	2,608,519	2,452,712
Interest Expense:
Deposits	709,044	728,304
FHLB advances	84,252	151,029

Total Interest Expense	793,296	879,333

Net Interest Income	1,815,223	1,573,379
Provision for loan losses	75,000	75,000

Net Interest Income After Provision	1,740,223	1,498,379

Non-Interest Income:
Service charges on demand deposits	120,395	93,537
Other loan fees	74,765	61,819
Other service charges and fees	65,093	69,352
Mortgage banking activities, net	49,929	87,142

Total Non-Interest Income	310,182	311,850
Non-Interest Expense:
Compensation and related benefits	726,921	650,140
Office occupancy and equipment, net	339,722	289,840
Professional fees	59,965	49,282
Advertising	32,299	25,810
Amortization of deposit base intangible	7,680	7,680
Ohio franchise tax	42,750	39,750
Data processing	75,383	73,750
Office supplies and printing	42,296	35,913
FDIC deposit insurance	5,917	5,359
Credit card processing	33,757	27,758
Other operating expenses	153,618	112,710

Total Non-Interest Expenses	1,520,308	1,317,992

Income Before Income Tax Expense	530,097	492,237
Federal and State Income Tax Expense	170,942	160,458

Net Income	$359,155	$331,779

Basic earnings per share	$0.15	$0.14

Diluted earnings per share	$0.15	$0.14

See accompanying notes to financial statements

GLB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$359,155	$331,779
Adjustments required to reconcile net income to net cash provided by operating activities:
Amortization of deposit base intangible	7,680	7,680
Valuation allowance/amortization of mortgage servicing rights	62,492	(40,994)
Depreciation	90,062	85,080
Premium amortization and discount accretion, net	9,133	6,181
Net deferred loan origination fees and costs	12,143	(14,404)
Origination of loans held for sale	(8,733,805)	(1,605,505)
Proceeds from sale of loans held for sale	8,783,593	1,626,039
Gain on sale of loans held for sale	(86,643)	(26,183)
Provision for loan losses	75,000	75,000
Origination of mortgage servicing rights	(78,519)	(16,588)
Increase in other assets	(41,661)	(100,938)
Decrease in accrued expenses and other liabilities	(111,661)	(42,053)

Net cash provided by operating activities:	346,969	285,094

Cash flows from investing activities:
Purchases of securities available for sale	0	(10,100)
Purchases of securities held to maturity	(2,384,720)	(2,048,480)
Maturities and payments of securities held to maturity	1,000,000	2,000,000
Purchase of FHLB stock	(10,200)	(11,000)
Origination of loans, net of principal collected	(4,516,567)	(8,527,979)
Purchases of premises and equipment	(50,969)	(156,256)
Disposals of premises and equipment	2,813	0

Net cash used in investing activities:	(5,959,643)	(8,753,815)

Cash flows from financing activities:
Dividends paid to shareholders	(117,397)	0
Net increase in deposits	16,419,316	2,301,032
Cash repayments of FHLB advances	(3,000,000)	0

Net cash provided by financing activities:	13,301,919	2,301,032

Net increase (decrease) in cash and cash equivalents	7,689,245	(6,167,689)
Cash and cash equivalents at beginning of period	43,383,554	43,413,772

Cash and cash equivalents at end of period	$51,072,799	$37,246,083

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$774,670	$920,231

Federal Income taxes paid	$0	$40,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain amounts in prior consolidated financial statements have been reclassified to conform to the March 31, 2003 presentation.

The results of operations and cash flows reported for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2002, contained in the Corporation’s 2002 Annual Report and the Corporation’s Form 10-KSB filed for December 31, 2002.

Note 2. EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the three months ended March 31, 2003 and 2002. Each year presented has been adjusted to reflect a ten percent stock dividend in 2002.

	For the Three Months Ended March 31,

	2003	2002

Weighted average number of common shares outstanding used in basic earnings per common share calculation	2,347,925	2,347,925
Dilutive effect of stock options	10,044	4,715

Weighted average number of common shares outstanding adjusted for effect of dilutive options used in diluted EPS calculation	2,357,969	2,352,640

Net income	$359,155	$331,779
Basic earnings per share	$0.15	$0.14
Diluted earnings per share	$0.15	$0.14

Note 3. COMPREHENSIVE INCOME

The Corporation’s comprehensive income for three ended March 31, 2003 and 2002 are as follows:

	For the Three Months Ended March 31,

	2003	2002

Net Income	$359,155	$331,779
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale, net of tax	422,650	64,123

Comprehensive income	$781,805	$395,902

Note 4. STOCK-BASED COMPENSATION

The Corporation sponsors a stock option and incentive plan for the benefit of its employees. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 148 requires companies electing not to expense stock options to provide the pro forma net income and earnings per share information not only annually, but also on a quarterly basis. No stock-based compensation costs are reflected in net income since all stock options were granted with an exercise price equal to the market price on the date of grant, consistent with the provisions of Accounting Principles Board (APB) Opinion No. 25.

The following table illustrates the effect on net income and earnings per share had compensation costs for stock options been measured using Statement No. 123:

	For the quarter ended March 31,

	2003	2002

Net income
As reported	$359,155	$331,779
Pro forma	316,824	304,583
Basic and diluted earnings per share
As reported	0.15	0.14
Pro forma	0.13	0.13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) about GLB Bancorp, Inc. “the Corporation” and Great Lakes Bank, its subsidiary. Information incorporated in this document by reference, future filings by the Corporation on Form 10-QSB and Form 8-K, and future oral and written statements by the Corporation and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan” and similar expressions are intended to identify these forward-looking statements.

     Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other factors discussed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest-rate policies of the Federal Reserve Board

•	inflation, interest rate, market, and monetary fluctuations

•	the development and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors’ products and services

•	the willingness of users to substitute our products and services for those of competitors

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance)

•	changes in consumer spending and saving habits

     Forward-looking statements are based on our beliefs, plans, objectives, goals, assumptions, expectations, estimates, and intentions as of the date the statements are made. Investors should exercise caution because the Corporation cannot give any assurance that its beliefs, plans, objectives, goals, assumptions, expectations, estimates and intentions will be realized. The Corporation disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

CRITICAL ACCOUNTING POLICIES

The Corporation maintains critical accounting policies for allowance for loan losses, valuation and determination of any temporary impairment of securities, valuation of mortgage servicing rights and a deferred tax asset valuation allowance. Refer to notes 3, 2, 5 and 11 of Notes to Consolidated Financial Statements for additional information incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 2002.

STATEMENTS OF FINANCIAL CONDITION

The Corporation’s total assets were $207.4 million at March 31,2003, compared to $193.2 million at December 31, 2002, an increase of $14.2 million or 7.3%. This increase was largely attributable to the increase in federal funds of $9.5 million and the increase in loans of $4.7 million. The Corporation’s total liabilities were $177.7 million at March 31, 2003, compared to $164.2 million at December 31, 2002, an increase of $13.5 million or 8.2%. This increase was largely attributable to certificate deposits increasing $8.4 million or 23.8% with passbook savings accounts increasing $7.2 million or 8.3%.

Federal Funds were $39.0 million at March 31, 2003, compared to $29.5 million at December 31, 2002, an increase of $9.5 million or 32.2%. The Bank’s policy is to fund as much new loan volume with its excess federal funds as possible, while staying within its conservative guidelines of asset based lending. Therefore, although customers are continuing to rate shop and seek safe havens for their savings and Great Lakes Bank has been fortunate enough to capture part of this investor market thereby increasing its deposits, the opportunities to invest funds that have not been loaned in higher yielding short term instruments is very scant for banks with excess liquidity. Therefore Great Lakes Bank has had to invest in lower yielding federal funds to allow for possible customer fund movements and allow for any longer term investment opportunities that may arise for the Bank to grow.

Securities book balances and fair market values increased. Their carrying values were $9.2 million at March 31,

2003, compared to $7.2 million at December 31, 2002, an increase of $2.0 million or 28.0%. This increase is largely the result of a $640 thousand increase value in securities available for sale and $1.4 million in additional purchases of securities held to maturity.

Net loans were $141.3 million at March 31, 2003, compared to $136.9 million at December 31, 2002, an increase of $4.5 million or 3.3%. Although originations in commercial and mortgage loans was high, commercial loans show the most change, increasing 6.6% comparing March 31, 2003 to December 31, 2002. Conversely mortgage loans decreased 2.6% comparing March 31, 2003 to December 31, 2002 with originations totaling $10.9 million and loan sales totaling $8.8 million for the three months ended March 31, 2003 compared to originations totaling $8.3 million and loan sales totaling $1.6 million for the three months ended March 31, 2002. Additionally principal repayments would further reduce principal balances during both periods.

Deposits were $171.2 million at March 31, 2003, compared to $154.8 million at December 31, 2002, an increase of $16.4 million or 10.6%. The growth in deposits was largely in certificates and passbook savings. Investors continue to look for safe havens to invest their savings until the market can yield them better returns at considerable less risk.

Borrowings decreased $3.0 million with the maturity of a two year advance at 5.19% in the first quarter of 2003. Due to the amount of excess liquidity of the Bank, the advance was repaid and not replaced.

Shareholders’ equity was $29.7 million at March 31, 2003 and $29.0 million at December 31, 2002, an increase of $664 thousand or 2.3%. Changes in shareholders’equity include net income for the three months ended March 31, 2003 of $359,155, cash dividends totaling $117,396 and the change in unrealized gains on securities available for sale of $422,650, net of taxes, recorded as a component of accumulated other comprehensive income. Accumulated other comprehensive income could materially fluctuate for each interim and year-end period depending on economic conditions and interest rate volatility.

RESULTS OF OPERATIONS

Net Income: The Corporation reported net income of $359,155 for the three months ended March 31, 2003, compared to $331,779 for the three months ended March 31, 2002, an increase of $27,376 or 8.3%. Annualized return on average assets (ROA) for the three months ended March 31, 2003 was 0.72%, compared to 0.79% for the three months ended March 31, 2002. Annualized return on average equity (ROE) for the three months ended March 31, 2003 was 4.89%, compared to 4.87% for the three months ended March 31, 2002.

Interest Income: Interest income was $2,608,519 for the three months ended March 31, 2003, compared to $2,452,712 for the three months ended March 31, 2002, an increase of $155,807 or 6.4%. Interest income increased largely due to new loan volume outpacing the effect of downward rate trends in the market place on new loan origination rates.

Interest Expense: Interest expense was $793,296 for the three months ended March 31, 2003, compared to $879,333 for the three months ended March 31, 2002, a decrease of $86,037 or 9.8%. Interest expense on deposits decreased 2.6% due to rate reductions on deposit instruments. Additionally, the interest expense on borrowings decreased by 44.2% due to a maturing advance.

The following is a comparison of yields and costs for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,

	2003	2002

Yield on Interest Earning Assets	5.66%	6.34%
Cost of Interest Bearing Liabilities	2.20%	3.03%

Net Interest Spread	3.46%	3.31%

Net Interest Margin	3.91%	4.04%

Provision for Loan Losses: The provision for loan losses is based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and probable loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $75,000 for the three months ended March 31, 2003 and 2002. Net charge offs for the three months ended March 31, 2003 were $38,017 compared to net recoveries of $1,212 for the three months ended March 31, 2002. Non-performing assets as a percent of total assets was 0.49% at March 31, 2003 compared to 0.59% at March 31, 2002.

Non-Interest Income: Non-interest income was $310,182 for the three months ended March 31, 2003 and $311,850 for the three months ended March 31, 2002, a decrease of $1,668 or 0.5%. Service charges on checking accounts increased 28.7% due to an increase in overdraft charges instituted on January 1, 2003. Mortgage banking activities, net decreased in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Mortgage banking activities decreased during the quarter with the fair value adjustment on mortgage servicing assets of ($10,940) compared to a $100,103 increase in fair value at March 31, 2002. The fair value of the servicing possesses a great deal of volatility, which can present large fluctuations to the income statement of the Corporation. The following table represents mortgage banking activities, net, including gains on sales of loans for the three months ended March 31, 2003 and 2002, respectively:

	For the Three Months Ended March 31,

	2003	2002

Mortgage loan servicing fees	$25,778	$19,965
Amortization of mortgage servicing rights	(51,552)	(59,109)
Valuation adjustment	(10,940)	100,103
Gain on sale of loans held for sale	86,643	26,183

	$49,929	$87,142

Non-Interest Expense: Non-interest expense was $1,520,308 for the three months ended March 31, 2003 and $1,317,992 for the three months ended March 31, 2002, an increase of $202,316 or 15.4%. Larger components of non-interest expenses are salaries which increased 11.8% and office occupancy which increased 17.2%. Expansion of the branch system with one office opening April 4, 2002 at 1220 SOM Center Rd in Mayfield Heights, Ohio and normal annual pay increases has contributed to the increase in salaries. Office occupancy increased largely due to the new office opening in 2002. Other operating expenses increased 36.3% with overall higher expenses in all categories due largely to higher loan volumes and increased checking account and atm losses.

The effective tax rate for the three months ended March 31, 2003 was 32.2% compared to 32.6% for the three months ended March 31, 2002.

LIQUIDITY

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation uses its funds to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At March 31, 2003, the Corporation has commitments to originate loans totaling $8.4 million and its customers had approved but unused lines of credit and construction loans totaling $20.2 million. The Corporation feels it has adequate resources to fund its required commitments as of March 2003.

CAPITAL RESOURCES

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the Corporation and the Bank have met all capital adequacy requirements to which they are subject.

					Minimum to be well
			Minimum		capitalized under
			capital		prompt corrective
	Actual		requirement		action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2003

Total Capital to Risk Weighted Assets:
Consolidated	$30,655,026	21.5%	$11,392,720	8.0%	$14,240,900	10.0%
Great Lakes Bank	14,774,764	10.9%	10,860,640	8.0%	13,575,800	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	28,406,988	19.9%	5,696,360	4.0%	8,544,540	6.0%
Great Lakes Bank	13,283,399	9.8%	5,430,320	4.0%	8,145,480	6.0%
Tier 1 Capital to Average Assets:
Consolidated	28,406,988	14.3%	7,955,887	4.0%	9,944,859	5.0%
Great Lakes Bank	13,283,399	7.3%	7,293,354	4.0%	9,116,693	5.0%

ACCOUNTING AND REGULATORY DEVELOPMENTS

In January of 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a corporation’s consolidated financial statements. FIN 46 became effective upon issuance. The Corporation has reviewed the provisions of this interpretation and believes that it does not have a material impact on its financial position, results of operations or cash flows.

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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (none)
ITEM 5 — OTHER INFORMATION (none)
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-k

a)	Exhibits:

10 L	Change of Control Agreement dated March 24, 2003 by and between GLB Bancorp, Inc. and Cheryl J. Mihitsch

99.1	Section 906 Certification of the Chief Executive Officer

99.2	Section 906 Certification of the Chief Financial Officer

b)	Reports on Form 8 K-January 28,2003-GLB Bancorp, Inc. issued a press release announcing a $.05 cash dividend to be paid on February 24, 2003 to shareholders of record on February 10, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2003	GLB Bancorp, Inc. By: /s/ Richard T. Flenner, Jr.

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ Richard T. Flenner, Jr.

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ Cheryl J. Mihitsch

Cheryl J. Mihitsch Chief Financial Officer and Treasurer