Form 10QSB
period 2003-06-30
GLB BANCORP INC
filed 2003-08-08
CIK 1054538

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 000-24255

GLB BANCORP, INC. (Exact Name of Registrant as Specified in its Charter)

Ohio	31-1529973

(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

7001 Center Street, Mentor, Ohio	44060

(Address of Principal Executive Offices)	(Zip Code)

(440) 974-0000 (Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [   ]

As of July 31, 2003, there were 2,347,925 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format:] YES [X] NO [   ]

GLB BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2003

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLB BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

Assets	June 30, 2003	December 31, 2002

Cash and due from banks	$13,832,383	$13,873.900
Federal funds sold	33,637,159	29,509,654

Total Cash and Cash Equivalents	47,469,542	43,383,554
Securities Available for Sale	4,750,523	4,679,075
Securities Held to Maturity	3,887,517	2,521,063
Loans, net of allowance for loan losses	144,907,829	136,880,993
Federal Home Loan Bank stock, at cost	1,061,900	1,041,300
Premises and equipment, net	3,030,156	3,151,128
Intangibles, net	446,360	466,202
Other assets	1,159,007	1,093,659

Total Assets	$206,712,834	$193,216,974

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing demand deposits	$22,544,370	$20,176,549
Interest bearing demand deposits	13,316,766	12,584,295
Savings accounts	94,788,226	86,944,375
Certificates of deposit	44,970,728	35,117,421

Total Deposits	175,620,090	154,822,640
Federal Home Loan Bank advances	0	8,143,900
Accrued expenses and other liabilities	1,135,789	1,215,850

Total Liabilities	176,755,879	164,182,390

Shareholders’ Equity
Common Stock, no par value; 10 million shares authorized; 2,347,925 shares issued and outstanding at a stated value of $2.50	5,869,813	5,869,813
Additional Paid-In Capital	20,908,699	20,908,699
Retained Earnings	2,164,838	1,568,935
Accumulated Other Comprehensive Income	1,013,605	687,137

Total Shareholders’ Equity	29,956,955	29,034,584

Total Liabilities and Shareholders’ Equity	$206,712,834	$193,216,974

See accompanying notes to financial statements.

GLB BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest Income:
Loans	$2,427,070	$2,332,221	$4,867,382	$4,585,161
Federal funds sold	102,480	128,510	193,852	256,440
Securities	73,080	83,277	149,915	155,119

Total Interest Income	2,602,630	2,544,008	5,211,149	4,996,720
Interest Expense:
Deposits	727,872	725,268	1,436,916	1,453,572
FHLB advances	11,049	143,461	95,301	294,490

Total Interest Expense	738,921	868,729	1,532,217	1,748,062

Net Interest Income	1,863,709	1,675,279	3,678,932	3,248,658
Provision for loan losses	75,000	75,000	150,000	150,000

Net Interest Income After Provision	1,788,709	1,600,279	3,528,932	3,098,658

Non-Interest Income:
Service charges on demand deposits	131,817	105,702	252,212	199,239
Other loan fees	79,911	80,614	154,676	142,433
Other service charges and fees	77,916	78,442	143,009	147,794
Other non-interest income	62,006	0	62,006	0
Gain on securities available for sale	218,159	0	218,159	0
Mortgage banking activities, net	59,905	(65,589)	109,834	21,553

Total Non-Interest Income	629,714	199,169	939,896	511,019
Non-Interest Expense:
Compensation and related benefits	778,270	700,323	1,505,191	1,350,463
Office occupancy and equipment, net	332,844	324,952	672,566	614,792
Professional fees	55,449	53,701	115,414	102,983
Advertising	33,745	35,303	66,044	61,113
Amortization of deposit base intangible	7,680	7,680	15,360	15,360
Ohio franchise tax	42,750	39,750	85,500	79,500
Data processing	78,247	73,599	153,630	147,349
Office supplies and printing	50,081	56,073	92,377	91,986
Credit card processing	40,665	32,117	74,422	59,875
Other operating expenses	293,840	123,390	453,375	241,459

Total Non-Interest Expenses	1,713,571	1,446,888	3,233,879	2,764,880

Income Before Income Tax Expense	704,852	352,560	1,234,949	844,797
Federal and State Income Tax Expense	209,832	112,386	380,774	272,844

Net Income	$495,020	$240,174	$854,175	$571,953

Basic earnings per share	$0.21	$0.10	$0.36	$0.24

Diluted earnings per share	$0.21	$0.10	$0.36	$0.24

See accompanying notes to financial statements

GLB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$854,175	$571,953
Adjustments required to reconcile net income to net cash provided by operating activities:
Amortization of deposit base intangible	15,360	15,360
Valuation allowance/amortization of mortgage servicing rights	173,381	77,104
Depreciation	176,780	174,968
Premium amortization and discount accretion, net	18,266	14,431
Net deferred loan origination fees and costs	49,666	(7,425)
Origination of loans held for sale	(20,195,046)	(3,905,905)
Proceeds from sale of loans held for sale	20,336,345	3,944,028
Gain on sale of loans held for sale	(228,556)	(58,300)
Provision for loan losses	150,000	150,000
Origination of mortgage servicing rights	(168,899)	(40,185)
Increase in other assets	(65,348)	(512,716)
Increase (Decrease) in accrued expenses and other liabilities	(248,242)	93,461

Net cash provided by operating activities:	867,882	516,774

Cash flows from investing activities:
Purchases of securities available for sale	0	(10,100)
Sales of securities available for sale	423,201	0
Purchases of securities held to maturity	(2,384,720)	(2,554,168)
Maturities and payments of securities held to maturity	1,000,000	2,000,000
Purchase of FHLB stock	(20,600)	(22,900)
Origination of loans, net of principal collected	(8,139,245)	(10,304,837)
Purchases of premises and equipment	(59,894)	(225,654)
Disposals of premises and equipment	4,086	0

Net cash used in investing activities:	(9,177,172)	(11,117,659)

Cash flows from financing activities:
Dividends paid to shareholders	(258,272)	0
Net increase in deposits	20,797,450	11,611,982
Cash repayments of FHLB advances	(8,143,900)	(2,500,000)

Net cash provided by financing activities:	12,395,278	9,111,982

Net increase (decrease) in cash and cash equivalents	4,085,988	(1,488,903)
Cash and cash equivalents at beginning of period	43,383,554	43,413,772

Cash and cash equivalents at end of period	$47,469,542	$41,924,869

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$1,496,583	$1,784,559
Federal Income taxes paid	$270,000	$280,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain amounts in prior consolidated financial statements have been reclassified to conform to the June 30, 2003 presentation.

The results of operations and cash flows reported for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2002, contained in the Corporation’s 2002 Annual Report and the Corporation’s Form 10-KSB filed for December 31, 2002.

Note 2. EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share for the six months ended June 30, 2003 and 2002. Each year presented has been adjusted to reflect a ten percent stock dividend in 2002.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Weighted average number of common shares outstanding used in basic earnings per common share calculation	2,347,925	2,347,925	2,347,925	2,347,925
Dilutive effect of stock options	10,105	6,354	9,806	5,559

Weighted average number of common shares outstanding adjusted for effect of dilutive options used in diluted EPS calculation	2,358,030	2,354,279	2,357,731	2,353,484

Net income	$495,020	$240,174	$854,175	$571,953
Basic earnings per share	$0.21	$0.10	$0.36	$0.24
Diluted earnings per share	$0.21	$0.10	$0.36	$0.24

Note 3. COMPREHENSIVE INCOME

The Corporation’s comprehensive income for three and six months ended June 30, 2003 and 2002 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net Income	$495,020	$240,174	$854,175	$571,953
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale, net of tax	(96,182)	414,684	326,468	478,807

Comprehensive income	$398,838	$654,858	$1,180,643	$1,050,760

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

The following table illustrates the effect on net income and earnings per share had compensation costs for stock options been measured using Statement No. 123:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income
As reported	$495,020	$240,174	$854,175	$571,953
Pro forma	$453,470	$215,609	$812,625	$547,388
Basic and diluted earnings per share
As reported	$0.21	$0.10	$0.36	$0.24
Pro forma	$0.19	$0.09	$0.35	$0.23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

GLB Bancorp, Inc. (the “Corporation”) maintains critical accounting policies for allowance for loan losses, valuation and determination of any impairment of securities, valuation of mortgage servicing rights and a deferred tax asset valuation allowance. Refer to notes 2, 3, 5 and 11 of Notes to Consolidated Financial

Statements for additional information in the Annual Report to Shareholders for the year ended December 31, 2002.

Merger Agreement

On July 15, 2003, the Corporation entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Sky Financial Group, Inc., an Ohio bank holding company (“Sky Financial”). Pursuant to the Merger Agreement, the Corporation will merge with and into Sky Financial (the “Merger”) and the Company’s wholly-owned subsidiary, Great Lakes Bank (the “Bank”), is expected to merge with Sky Bank, an Ohio bank that is a wholly-owned subsidiary of Sky Financial. Under the terms of the Merger Agreement, shareholders of the Corporation will receive 0.74 of a share of Sky Financial common stock for each share of the Corporation’s common stock, subject to certain adjustments. Pending approval by shareholders of the Corporation and various regulatory agencies, the merger is expected to close during the fourth quarter of 2003. There can be no assurance that the Merger will be consummated.

Statements of Financial Condition

The Corporation’s total assets were $206.7 million at June 30, 2003, compared to $193.2 million at December 31, 2002, an increase of $13.5 million or 7.0%. This increase was largely attributable to the increase in federal funds of $4.1 million and the increase in loans of $8.0 million. The Corporation’s total liabilities were $176.8 million at June 30, 2003, compared to $164.2 million at December 31, 2002, an increase of $12.6 million or 7.7%. This increase was largely attributable to certificates of deposit increasing $9.9 million or 28.1% with savings accounts increasing $7.8 million or 9.0%.

Federal Funds were $33.6 million at June 30, 2003, compared to $29.5 million at December 31, 2002, an increase of $4.1 million or 14.0%. The Bank’s policy is to fund as much new loan volume with its excess federal funds as possible, while staying within its conservative guidelines of asset based lending. While the Bank tries to invest those funds that are not loaned into higher yielding short term investments, the opportunities are limited. Therefore Great Lakes Bank has had to invest in lower yielding federal funds to allow for possible customer fund movements and allow for any longer term investment opportunities.

Securities carrying values were $8.6 million at June 30, 2003, compared to $7.2 million at December 31, 2002, an increase of $1.4 million or 20.0%. This increase is largely the result of a $495 thousand increase in value in securities available for sale and $1.4 million in additional purchases of securities held to maturity offset by the sale of equity securities available for sale which totaled $423 thousand.

Net loans were $144.9 million at June 30, 2003, compared to $136.9 million at December 31, 2002, an increase of $8.0 million or 5.9%. Although originations in commercial and mortgage loans was high, commercial loans show the most change, increasing 12.5% comparing June 30, 2003 to December 31, 2002. Commercial loan originations totaled $23.7 million for the six months ended June 30, 2003 and $17.1 million for the six months ended June 30, 2002. Mortgage loan originations totaled $26.4 million with loan sales of $20.3 million for the six months ended June 30, 2003 compared to originations totaling $14.8 million with loan sales of $3.9 million for the six months ended June 30, 2002. Additionally principal repayments further reduced principal balances during both periods.

Deposits were $175.6 million at June 30, 2003, compared to $154.8 million at December 31, 2002, an increase of $20.8 million or 13.4%. The growth in deposits was largely in certificates of deposit and savings accounts.

Investors continue to look for safe havens to invest their savings until the market can yield them better returns at considerable less risk.

Borrowings decreased $8.1 million with the maturity of a two year advance at 5.19% in the first quarter of 2003 and the early payoff of a three year advance at 5.60% in the second quarter. Due to the amount of excess liquidity of the Bank, the advances were repaid and not replaced.

Shareholders’ equity was $30.0 million at June 30, 2003 and $29.0 million at December 31, 2002, an increase of $922 thousand or 3.2%. Changes in shareholders’ equity include net income for the six months ended June 30, 2003 of $854,175, cash dividends totaling $258,272 and the change in unrealized gains on securities available for sale of $326,468, net of taxes, recorded as a component of accumulated other comprehensive income. Accumulated other comprehensive income could materially fluctuate for each interim and year-end period depending on economic conditions and interest rate volatility.

Results of Operation

Net Income: The Corporation reported net income of $495,020 for the three months ended June 30, 2003, compared to $240,174 for the three months ended June 30, 2002, an increase of $254,846 or 106.1%. The Corporation reported net income of $854,175 for the six months ended June 30, 2003, compared to $571,953 for the six months ended June 30, 2002, an increase of $282,222 or 49.3%. Annualized return on average assets (ROA) for the six months ended June 30, 2003 was 0.84%, compared to 0.67% for the six months ended June 30, 2002. Annualized return on average equity (ROE) for the six months ended June 30, 2003 was 5.76%, compared to 4.19% for the six months ended June 30, 2002.

Interest Income: Interest income was $2,602,630 for the three months ended June 30, 2003, compared to $2,544,008 for the three months ended June 30, 2002, an increase of $58,622 or 2.3%. Interest income was $5,211,149 for the six months ended June 30, 2003, compared to $4,996,720 for the six months ended June 30, 2002, an increase of $214,429 or 4.3%. Interest income increased largely due to new loan volume outpacing the effect of downward rate trends in the market place on new loan origination rates.

Interest Expense: Interest expense was $738,921 for the three months ended June 30, 2003, compared to $868,729 for the three months ended June 30, 2002, a decrease of $129,808 or 14.9%. Interest expense was $1,532,217 for the six months ended June 30, 2003, compared to $1,748,062 for the six months ended June 30, 2002, a decrease of $215,845 or 12.3%. Interest expense on deposits decreased 1.1% due to rate reductions on deposit instruments. Additionally, the interest expense on borrowings decreased by 67.6% due to a maturing advance and early prepayment of another advance.

The following is a comparison of yields and costs for the three months and six months ended June 30, 2003 and 2002:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Yield on Interest Earning Assets	5.41%	6.32%	5.53%	6.33%
Cost of Interest Bearing
Liabilities	1.96%	2.86%	2.07%	2.94%

Net Interest Spread	3.45%	3.46%	3.46%	3.39%

Net Interest Margin	3.86%	4.14%	3.89%	4.09%

Provision for Loan Losses: The provision for loan losses is based upon management’s assessment of relevant factors, including types and amounts of non-performing loans, historical and probable loss experience on such types of loans, current, and projected economic conditions. The provision for loan losses was $75,000 for the three months ended June 30, 2003 and 2002. The provision for loan losses was $150,000 for the six months ended June 30, 2003 and 2002. Net charge offs for the three months ended June 30, 2003 were $39,784 compared to net charge offs of $7,779 for the three months ended June 30, 2002. Net charge offs for the six months ended June 30, 2003 were $77,801 compared to net charge offs of $6,567 for the six months ended June 30, 2002. Non-performing assets as a percent of total assets was 0.77% at June 30, 2003 compared to 0.24% at June 30, 2002. The increase in non-performing assets is attributed to one loan that is very well secured. At this time, management does not anticipate a substantial loss.

Non-Interest Income: Non-interest income was $629,714 for the three months ended June 30, 2003 and $199,169 for the three months ended June 30, 2002, an increase of $430,545 or 216.2%. Non-interest income was $939,896 for the six months ended June 30, 2003 and $511,019 for the six months ended June 30, 2002, an increase of $428,877 or 83.9%. Service charges on checking accounts increased 26.6% due to an increase in overdraft charges instituted on January 1, 2003. Other non-interest income included an Ohio Franchise tax refund from 2001. Some of the equity securities in other banking institutions held by the Corporation were sold creating a gain the sale. Mortgage banking activities, net increased for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Mortgage banking activities increased largely due to the volume of loans being refinanced and sold as the loan rates continued to lower. The following table represents mortgage banking activities, net, including gains on sales of loans for the three and six months ended June 30, 2003 and 2002, respectively:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Mortgage loan servicing fees	$28,881	$20,391	$54,659	$40,357
Amortization of mortgage servicing rights	(66,799)	(33,722)	(118,351)	(92,832)
Valuation adjustment	(44,090)	(84,375)	(55,030)	15,728
Gain on sale of loans held for sale	141,913	32,117	228,556	58,300

	$59,905	$(65,589)	$109,834	$21,553

Non-Interest Expense: Non-interest expense was $1,713,571 for the three months ended June 30, 2003 and $1,446,888 for the three months ended June 30, 2002, an increase of $266,683 or 18.4%. Non-interest expense was $3,233,879 for the six months ended June 30, 2003 and $2,764,880 for the six months ended June 30, 2002, an increase of $468,999 or 17.0%. Larger components of non-interest expenses are salaries which increased 11.5%. Normal annual pay increases has contributed to the increase in salaries, as well as, expansion of the branch system with one office opening April 4, 2002 at 1220 SOM Center Road in Mayfield Heights, Ohio. Other operating expenses increased 87.8% largely due to a $175,306 prepayment penalty on an advance paid off.

The effective tax rate for the six months ended June 30, 2003 was 30.8% compared to 32.3% for the six months ended June 30, 2002. The tax rate for 2003 is lower than 2002’s largely due to a gain on the sale of equity securities of $92,690 during 2003 that was taxed in 2001 when the Corporation recognized an impairment charge against their equity securities.

Liquidity

The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand, deposit withdrawals, and expenses. The primary sources of funds are deposits, principal and interest payments on loans, proceeds of loan sales, federal funds, and FHLB borrowings and other correspondent banking arrangements. The Corporation uses its funds to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and pay operating expenses. At June 30, 2003, the Corporation has commitments to originate loans totaling $10.2 million and its customers had approved but unused lines of credit and construction loans totaling $23.6 million. The Corporation feels it has adequate resources to fund its required commitments as of June 2003.

Capital Resources

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, that the Corporation and the Bank have met all capital adequacy requirements to which they are subject.

					Minimum to be well
			Minimum		capitalized under
			capital		prompt corrective
	Actual		requirement		action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2003
Total Capital to Risk Weighted Assets:

Consolidated	$30,988,539	21.4%	$11,563,120,720	8.0%	$14,453,900	10.0%
Great Lakes Bank	15,088,475	10.9%	11,068,960	8.0%	13,836,200	10.0%

Tier 1 Capital to Risk Weighted Assets:

Consolidated	28,770,864	19.9%	5,781,560	4.0%	8,672,340	6.0%
Great Lakes Bank	13,561,894	9.8%	5,534,480	4.0%	8,301,720	6.0%

Tier 1 Capital to Average Assets:

Consolidated	28,770,864	14.0%	8,214,284	4.0%	10,267,855	5.0%
Great Lakes Bank	13,561,894	7.2%	7,540,353	4.0%	9,425,442	5.0%

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

In April of 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement will improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The Corporation has reviewed the provisions of this statement and believes that it does not have a material impact on its financial position, results of operations or cash flows.

In May of 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement affects the accounting for three types of freestanding financial instruments that could previously be accounted for as equity. These three types are mandatorily redeemable shares, put options and forward purchase contracts and obligations that can be settled with shares. This Statement is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation has reviewed the provisions of this statement and believes that it does not have a material impact on its financial position, results of operations or cash flows.

Forward-Looking Statements

     This document contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) about the Corporation and the Bank. Information incorporated in this document by reference, future filings by the Corporation on Form 10-QSB and Form 8-K, and future oral and written statements by the Corporation and its management may also contain forward-looking statements. Forward-looking statements include statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, and deposit growth. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan” and similar expressions are intended to identify these forward-looking statements.

     Forward-looking statements are necessarily subject to many risks and uncertainties. A number of things could cause actual results to differ materially from those indicated by the forward-looking statements. These include the factors we discuss immediately below, those addressed elsewhere in this document or identified in our filings with the Securities and Exchange Commission, and those presented elsewhere by our management from time to time. Many of the risks and uncertainties are beyond our control. The following factors could cause our operating and financial performance to differ materially from the plans, objectives, assumptions, expectations, estimates, and intentions expressed in forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

•	general economic conditions, either nationally or regionally, may be less favorable than we expect, resulting in a deterioration in the credit quality of our loan assets, among other things;

•	failure to consummate the Merger;

•	general volatility of the capital markets and the market price of our common stock and Sky Financial’s common stock,

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest-rate policies of the Federal Reserve Board;

•	inflation, interest rate, market, and monetary fluctuations;

•	the development and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing, and quality compared to competitors’ products and services;

•	the willingness of users to substitute our products and services for those of competitors;

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance); and

•	changes in consumer spending and saving habits.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     The Corporation and the Bank are from time to time, involved in lawsuits and claims that arise in the normal course of business. In the opinion of management, any liabilities that arise from these lawsuits and claims will not materially affect the consolidated financial position or results of operations of the Corporation.

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS (not applicable)

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES (not applicable)

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2003, the Corporation held its Annual Meeting of Shareholders. The following items were voted upon:

a.)	Each of the following eleven directors were elected to serve as directors until the 2004 Annual Meeting of Shareholders.

Umberto P. Fedeli	For: 2,208,516	Against:0	Abstain: 63,763
Richard T. Flenner Jr.	For: 2,208,224	Against:0	Abstain: 64,055
James V. Fryan	For: 2,208,224	Against:0	Abstain: 64,055
George C. Lott	For: 2,208,224	Against:0	Abstain: 64,055
George X. Mechir	For: 2,207,416	Against:0	Abstain: 64,863
Jerome T. Osborne	For: 2,202,504	Against:0	Abstain: 69,775
Richard M. Osborne	For: 2,203,274	Against:0	Abstain: 69,005
Edward R. Pike	For: 2,208,516	Against:0	Abstain: 63,763
Thomas J. Smith	For: 2,208,224	Against:0	Abstain: 64,055
Joseph T. Svete	For: 2,208,516	Against:0	Abstain: 63,763
Thomas E. Wheeler	For: 2,208,774	Against:0	Abstain: 63,505

b.)	Amendment of the Stock Option Plan
For: 2,109,672 Against: 156,205 Abstain: 6,402

c.)	Ratification of the selection of KPMG LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2003:
For: 2,267,482 Against: 1,035 Abstain: 3,762

Broker non-votes were zero. Total shares equaled 2,347,925 with 2,272,279 shares voted and 75,646 shares not-voted.

ITEM 5 — OTHER INFORMATION (none)

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
a)	Exhibit 31.1 Section 302 Certification of the Chief Executive Officer
b)	Exhibit 31.2 Section 302 Certification of the Chief Financial Officer
c)	Exhibit 32 Section 906 Certification of the Chief Executive Officer and Chief Financial Officer
d)	Report on Form 8-K
On April 24, 2003, the Corporation issued a press release announcing a $.06 cash dividend to be paid on May 20, 2003 to shareholders of record on May 6, 2003.
On July 15, 2003, the Corporation entered into an agreement and plan of merger with Sky Financial Group, Inc. Included with this form were exhibits of the Agreement and Plan of Merger, a voting agreement by three large shareholders and a copy of a press release dated July 15, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2003	GLB Bancorp, Inc. By: /s/ Richard T. Flenner, Jr. Richard T. Flenner, Jr., President, Chief Executive Officer and Director

By: /s/ Cheryl J. Mihitsch Cheryl J. Mihitsch Chief Financial Officer and Treasurer